Form 10-Q
period 2019-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2019-08-01
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55660

Goldman Sachs Private Middle Market Credit II LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-3053002
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  X

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
Emerging growth company:	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

Securities registered pursuant to Section 12(b) of the Act: None

The number of the registrant’s limited liability company common units outstanding as of August 1, 2019 was 1,155,852.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10, filed on June 21, 2019, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to qualify for and maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Statement of Financial Condition

(in thousands, except unit and per unit amounts)

June 30, 2019 (unaudited)
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $85,433)	$85,368
Investments in affiliated money market fund (cost of $659)	659
Cash	77,595
Receivable for common units sold	762
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	226
Deferred financing costs	1,151
Deferred offering costs	842
Other assets	3

Total assets	$166,606

Liabilities

Debt	$80,900
Interest and other debt expenses payable	352
Management fees payable	154
Accrued offering costs	1,071
Accrued organization costs	147
Directors’ fees payable	19
Accrued expenses and other liabilities	252

Total liabilities	$82,895

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–
Common units (849,211 units issued and outstanding as of June 30, 2019)	84,407
Distributable earnings	(696)

TOTAL MEMBERS’ CAPITAL	$83,711

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$166,606

Net asset value per unit	$98.58

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$374
Other income	5

Total investment income from non-controlled/non-affiliated investments	379
From non-controlled affiliated investments:
Dividend income	50

Total investment income from non-controlled affiliated investments	50

Total investment income	$429

Expenses:
Interest and other debt expenses	$248
Management fees	154
Offering costs	239
Organization expenses	157
Professional fees	118
Administration, custodian and transfer agent fees	107
Directors’ fees	19
Other expenses	18

Total expenses	$1,060

NET INVESTMENT LOSS	$(631)

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(65)

Net realized and unrealized gains (losses)	$(65)

NET DECREASE IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$(696)

Net investment loss per unit (basic and diluted)	$(2.09)
Earnings (loss) per unit (basic and diluted)	$(2.31)
Weighted average units outstanding	301,230

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
Members’ Capital at beginning of period	$–
Increase (decrease) in Members’ Capital resulting from operations:
Net investment loss	$(631)
Net realized gain (loss)	–
Net change in unrealized appreciation (depreciation)	(65)

Net increase (decrease) in Members’ Capital resulting from operations	$(696)

Distributions to Unitholders from:
Distributable earnings	$–

Total distributions to Unitholders	$–

Capital transactions:
Issuance of units (849,211 units)	$84,407

Net increase in Members’ Capital resulting from capital transactions	$84,407

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$83,711

Members’ Capital at end of period	$83,711

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period of April 11, 2019 (commencement of operations) to June 30, 2019

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$(696)
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(89,377)
Investments in affiliated money market fund, net	(659)
Proceeds from sales of investments and principal repayments	3,958
Net realized (gain) loss on investments	–
Net change in unrealized (appreciation) depreciation on investments	65
Amortization of premium and accretion of discount, net	(14)
Amortization of deferred financing costs	69
Amortization of deferred offering costs	239
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for common units sold	(762)
(Increase) decrease in interest and dividends receivable	(226)
(Increase) decrease in other assets	(3)
Increase (decrease) in interest and other debt expenses payable	87
Increase (decrease) in management fees payable	154
Increase (decrease) in accrued organization costs	147
Increase (decrease) in directors’ fees payable	19
Increase (decrease) in accrued expenses and other liabilities	252

Net cash provided by (used for) operating activities	$(86,747)

Cash flows from financing activities:
Proceeds from issuance of common units	$84,407
Offering costs paid	(10)
Financing costs paid	(955)
Borrowings on debt	136,700
Repayments of debt	(55,800)

Net cash provided by (used for) financing activities	$164,342

Net increase (decrease) in cash	$77,595
Cash, beginning of period	–

Cash, end of period	$77,595

Supplemental and non-cash financing activities
Interest expense paid	$91
Accrued but unpaid deferred financing costs	$265
Accrued but unpaid offering costs	$1,071

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of June 30, 2019

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 101.98% #

Corporate Debt – 101.98%

1st Lien/Senior Secured Debt – 101.98%
CorePower Yoga, LLC(1)	Diversified Consumer Services	7.08%	L + 4.75%	05/14/2025	$7,389	$7,279	$7,278
CorePower Yoga, LLC(1) (2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	633	(9)	(9)
CorePower Yoga, LLC(1) (2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	2,111	(31)	(32)
GlobalTranz Enterprises LLC(1)	Road & Rail	7.39%	L + 5.00%	05/15/2026	7,215	7,072	6,945
GlobalTranz Enterprises LLC(1) (2) (3)	Road & Rail		L + 5.00%	05/15/2026	1,862	(37)	(70)
Picture Head Midco LLC(1) (4)	Media	9.15%	L + 6.75%; 1.00% Floor	08/31/2023	26,700	26,037	26,233
Picture Head Midco LLC(1) (4)	Media	9.14%	L + 6.75%; 1.00% Floor	08/31/2023	1,980	1,980	1,945
Riverpoint Medical, LLC(1)	Health Care Equipment & Supplies	7.39%	L + 5.00%, 1.00% Floor	06/23/2025	9,933	9,884	9,834
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%, 1.00% Floor	06/23/2025	1,806	(9)	(18)
Wolfpack IP Co.(1) (5)	Real Estate Management & Development	8.90%	L + 6.50%; 1.00% Floor	06/13/2025	34,011	33,334	33,330
Wolfpack IP Co.(1) (2) (3) (5)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,401	(67)	(68)

Total 1st Lien/Senior Secured Debt						85,433	85,368

Total Corporate Debt						85,433	85,368

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 0.79% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			2.26%(6)		659,254	$659	$659

Total Investments in Affiliated Money Market Fund						659	659

TOTAL INVESTMENTS – 102.77%						$86,092	$86,027

LIABILITIES IN EXCESS OF OTHER ASSETS – (2.77%)							$(2,316)

NET ASSETS – 100.00%							$83,711

(+)

The Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.18%, 2.20%, 2.32%, 2.33%, 2.40% and 2.37%, respectively. As of June 30, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2019.

(++)	Par amount is denominated in U.S. Dollars (“$”).
#	Percentages are based on net assets.
^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(3)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019 the aggregate fair value of these securities is $33,262 or 20.0% of the Company’s total assets.

(6)	The rate shown is the annualized seven-day yield as of June 30, 2019.

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2019.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

On March 25, 2019 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common units of the Company’s limited liability company interests (“Units”) in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice.

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the date of the final closing in the Company’s private offering (such final closing to occur no later than the 12 month anniversary of the Initial Closing Date), provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the unitholders (the “Unitholders”), for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion.

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

The term of the Company will be five years from the expiration of the investment period, subject to the Board of Directors’ right to liquidate the Company at any time and to extend the term of the Company for up to two successive one-year periods. Upon the request of the Board of Directors and the approval of a majority-in-interest of the Unitholders, the term of the Company may be further extended.

Credit Alternatives GP LLC (the “Initial Member”), an affiliate of the Investment Adviser, made a capital contribution to the Company of one hundred dollars on April 11, 2019 and served as the sole initial member of the Company. The Company cancelled the Initial Member’s interest in the Company on May 3, 2019, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase Units (the “Initial Drawdown Date”).

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements.

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the period from April 11, 2019 (commencement of operations) to June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the period from April 11, 2019 (commencement of operations) to June 30, 2019 the Company earned $0 in prepayment premiums and $0 in accelerated accretion of upfront loan origination fees and unamortized discounts.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by the Investment Adviser.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2019, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors within the meaning of the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

(1)

The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)

The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

(4)	The Investment Management Division Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the Investment Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2019, the Company held $77,595 in cash.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Statement of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Income Taxes

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2019. So long as the Company obtains and maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

To qualify for and maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility (the “Revolving Credit Facility”) dated as of May 7, 2019, with MUFG Union Bank, N.A., as administrative agent and lender. These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Statement of Financial Condition.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the continuous offering of Units, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, Unitholders will bear such cost. Unitholders that make capital commitments after the Initial Drawdown Date will bear a pro rata portion of such cost at the time of their first investment in the Company.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement effective as of February 27, 2019 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the average of the NAV as of such quarter-end and zero). The Management Fee for any partial quarter will be appropriately prorated.

For the period from April 11, 2019 (commencement of operations) to June 30, 2019, Management Fees amounted to $154. As of June 30, 2019, $154 remained payable.

Incentive Fee

Pursuant to the Investment Advisory Agreement, the Company pays to the Investment Adviser an Incentive Fee (the “Incentive Fee”) as follows:

a)	First, no Incentive Fee is payable to the Investment Adviser until the Company has made cumulative distributions pursuant to this clause (a) equal to aggregate Contributed Capital (as defined below);

b)

Second, no Incentive Fee is payable to the Investment Adviser until the Company has made cumulative distributions pursuant to this clause (b) equal to a 7% return per annum, compounded annually, on aggregate unreturned Contributed Capital, from the date each capital contribution is made through the date such capital has been returned;

c)

Third, subject to clauses (a) and (b), the Investment Adviser is entitled to an Incentive Fee equal to 100% of all amounts designated by the Company as proceeds intended for distribution and Incentive Fee payments, until such time as the cumulative Incentive Fee paid to the Investment Adviser pursuant to this clause (c) is equal to 15% of the amount by which the sum of (i) cumulative distributions to Unitholders pursuant to clauses (a) and (b) above and (ii) the cumulative Incentive Fee previously paid to the Investment Adviser pursuant to this clause exceeds Contributed Capital; and

d)

Fourth, at any time that clause (c) has been satisfied, the Investment Adviser is entitled to an Incentive Fee equal to 15% of all amounts designated by the Company as proceeds intended for distribution and Incentive Fee payments.

The Incentive Fee is calculated on a cumulative basis and the amount of the Incentive Fee payable prior to a proposed distribution will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Unitholders. The Incentive Fee is a fee owed by the Company to the Investment Adviser and is not paid out of distributions made to Unitholders.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all Unitholders in respect of their Units to the Company. All distributions (or deemed distributions), including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any Investment, to Unitholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions, but is never less than zero.

The term “proceeds intended for distribution and Incentive Fee payments” includes proceeds from the full or partial realization of the Company’s Investments and income from investing activities and may include return of capital, ordinary income and capital gains.

If, at the termination of the Company, the Investment Adviser has received aggregate payments of Incentive Fees in excess of the amount the Investment Adviser would have received had the Incentive Fees been determined upon such termination, then the Investment Adviser will reimburse the Company for the difference between the amount of Incentive Fees actually received and the amount determined at termination (the “Investment Adviser Reimbursement Obligation”). However, the Investment Adviser will not be required to reimburse the Company an amount greater than the aggregate Incentive Fees paid to the Investment Adviser, reduced by the excess (if any) of (a) the aggregate federal, state and local income tax liability the Investment Adviser incurred in connection with the payment of such Incentive Fees (assuming the highest marginal applicable federal and New York city and state income tax rates applied to such payments), over (b) an amount equal to the U.S. federal and state tax benefits available to the Investment Adviser by virtue of the payment made by the Investment Adviser pursuant to its Investment Adviser Reimbursement Obligation (assuming that, to the extent such payments are deductible by the Investment Adviser, the benefit of such deductions will be computed using the then highest marginal applicable federal and New York city and state income tax rates).

If the Investment Advisory Agreement is terminated prior to the termination of the Company (other than the Investment Adviser voluntarily terminating the agreement), the Company will pay to the Investment Adviser a final Incentive Fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Investment Advisory Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Investment Adviser if (a) all Investments were liquidated for their current value (but without taking into account any unrealized appreciation of any Investment), and any unamortized deferred Investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all of the Company’s outstanding liabilities, and (c) the remainder was distributed to Unitholders and paid as Incentive Fee in accordance with the Incentive Fee waterfall described above for determining the amount of the Incentive Fee, subject to the Incentive Fee Cap. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Investment Advisory Agreement is so terminated. The Investment Adviser Reimbursement Obligation will be determined as of the date of the termination of the Investment Advisory Agreement for purposes of the Final Incentive Fee Payment.

For the period from April 11, 2019 (commencement of operations) to June 30, 2019, the Company accrued unvested Incentive Fees of $0. As of June 30, 2019, $0 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the period from April 11, 2019 (commencement of operations) to June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $78. As of June 30, 2019, $78 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $29. As of June 30, 2019, $29 remained payable.

Affiliates

The Company’s investments in affiliates for the period from April 11, 2019 (commencement of operations) to June 30, 2019 were as follows:

	Fair Value as of April 11, 2019 (commencement of operations)	Gross Additions(2)	Gross Reductions(3)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Fair Value as of June 30, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$59,786	$(59,127)	$–	$–	$659	$50
Total Non-Controlled Affiliates	$–	$59,786	$(59,127)	$–	$–	$659	$50

(1)	Fund advised by an affiliate of Goldman Sachs.
(2)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(3)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2019, there were $4 included within Accrued expenses and other liabilities, $1,004 included within Accrued offering costs, $202 included within Interest and other debt expenses payable and $147 included within Accrued organization costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS MMLC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $659) consisted of the following:

	June 30, 2019
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$85,433	$85,368
Total Investments	$85,433	$85,368

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2019
Industry	Fair Value	Net Assets
Real Estate Management & Development	39.0%	39.7%
Media	33.0	33.7
Health Care Equipment & Supplies	11.5	11.7
Diversified Consumer Services	8.5	8.7
Road & Rail	8.0	8.2
Total	100.0%	102.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2019
United States	61.0%
Canada	39.0
Total	100.0%

5.	FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Derivative Contracts

OTC derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 3 Instruments.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

•  Transactions in similar instruments;

•  Discounted cash flow techniques;

•  Third party appraisals; and

•  Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

•  Current financial performance as compared to projected performance;

•  Capitalization rates and multiples; and

•  Market yields implied by transactions of similar or related assets.

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$28,178	• Discount Rate	2.3% - 24.6% (9.2%)

(1)

Included within Level 3 Assets of $85,368 is an amount of $57,190 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(3)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(4)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$85,368	$85,368
Affiliated Money Market Fund	659	–	–	659
Total assets	$659	$–	$85,368	$86,027

The following is a reconciliation of Level 3 assets for the period from April 11, 2019 (commencement of operations) to June 30, 2019:

Level 3	Beginning Balance as of April 11, 2019 (commencement of operations)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)		Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2019
1st Lien/Senior Secured Debt	$–	$89,377	$–		$(65)	$(3,958)	$14	$–	$–	$85,368
Total assets	$–	$89,377	$–		$(65)	$(3,958)	$14	$–	$–	$85,368

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Change in unrealized appreciation (depreciation) relating to assets still held as of June 30, 2019 totaled $(65), consisting of the following: 1st Lien/Senior Secured Debt $(65).

For the period from April 11, 2019 (commencement of operations) to June 30, 2019, there were no transfers between levels of the fair value hierarchy.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2019, approximates its carrying value.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 203%.

The Company’s outstanding debt as of June 30, 2019 was as follows:

	June 30, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Revolving Credit Facility(1)	$175,000	$94,100	$80,900
Total Debt	$175,000	$94,100	$80,900

(1)	As of June 30, 2019, all outstanding borrowings were in USD.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $175,000 as of June 30, 2019. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $500,000, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

Proceeds from the Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the Revolving Credit Facility, the Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the Revolving Credit Facility is the prevailing LIBOR for one month (the “Applicable LIBOR”) plus 2.15% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.15% per annum. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the Revolving Credit Facility. In addition, any transfer of Units from a Unitholder whose undrawn commitments are included in the Borrowing Base to a Unitholder that is not eligible to be included in the Borrowing Base (or that is eligible to be included in the Borrowing Base at a lower advance rate) may trigger mandatory prepayment obligations.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including an assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the Revolving Credit Facility, in certain circumstances after an event of default, the Administrative Agent will be able to require investors to fund their capital commitments directly to the Administrative Agent for the purposes of repaying the loans, but lenders cannot seek recourse against a Unitholder in excess of such Unitholder’s obligation to contribute capital to the Company.

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. The Company is in compliance with these covenants.

As of June 30, 2019, costs of $1,220 were incurred in connection with obtaining the Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Statement of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2019, outstanding deferred financing costs were $1,151.

The summary information of the Revolving Credit Facility for the period from April 11, 2019 (commencement of operations) to June 30, 2019 is as follows:

	For the period from April 11, 2019 (commencement of operations) to June 30, 2019
Borrowing Interest Expense	$137
Facility fees	42
Amortization of financing costs	69
Total	$248
Weighted average interest rate	4.66%	*
Average outstanding balance	$19,429	*

*	Amount was calculated beginning on May 7, 2019, the date in which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$806,620	$722,213	10%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	June 30, 2019
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
GlobalTranz Enterprises LLC	05/15/2020	$1,862	$(70)
CorePower Yoga, LLC	05/14/2021	2,111	(32)
CorePower Yoga, LLC	05/14/2025	633	(9)
Wolfpack IP Co.	06/13/2025	3,401	(68)
Riverpoint Medical, LLC	06/23/2025	1,806	(18)
Total 1st Lien/Senior Secured Debt		$9,813	$(197)
Total		$9,813	$(197)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Statement of Financial Condition.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the period from April 11, 2019 (commencement of operations) to June 30, 2019:

Unit Issue Date	Units Issued	Proceeds
May 3, 2019	324,643	$32,464
June 21, 2019	524,568	51,943
Total capital drawdowns	849,211	$84,407

Distributions

As of June 30, 2019, no distributions had been declared or paid by the Company.

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the period from April 11, 2019 (commencement of operations) to June 30, 2019:

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
Numerator for basic and diluted earnings per unit - decrease in Members’ Capital resulting from operations	$(696)
Denominator for basic and diluted earnings per unit - the weighted average Units outstanding	301,230
Basic and diluted earnings (loss) per unit	$(2.31)

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the period from April 11, 2019 (commencement of operations) to June 30, 2019:

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
Per Unit Data:(1)
NAV, beginning of period	$100.00
Net investment loss	(2.09)
Net realized and unrealized gains (losses)(2)	0.67

Net increase (decrease) in net assets resulting from operations(2)	(1.42)

Distributions declared from net investment income(3)	–

Total increase (decrease) in net assets	(1.42)

NAV, end of period	$98.58

Units outstanding, end of period	849,211
Weighted average units outstanding	301,230
Total return based on NAV(4)	(1.42)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$83,711
Ratio of net expenses to average Members’ Capital(5)	11.51%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital(5)	7.74%
Ratio of interest and other debt expenses to average Members’ Capital(5)	3.77%
Ratio of incentive fees to average Members’ Capital(5)	–%
Ratio of total expenses to average Members’ Capital(5)	11.51%
Ratio of net investment income to average Members’ Capital(5)	(4.98)%
Average debt outstanding	$19,429
Average debt per unit(6)	$64.50
Portfolio turnover	9%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Financial Condition date have been evaluated through the date the unaudited financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On July 16, 2019, the Company entered into subscription agreements with investors providing additional capital commitments of $75,500. When combined with capital commitments made to the Company as of June 30, 2019, total capital commitments were $882,120.

On July 23, 2019, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 306,641 common Units for an aggregate offering price of approximately $30,269. The common Units were issued on July 30, 2019.

On July 31, 2019, the Company entered into the first amendment to the Revolving Credit Facility pursuant to which the Company agreed to certain amendments to the Revolving Credit Facility and Western Alliance Bank agreed to become a lender with a $100,000 commitment under the accordion feature in the Company’s Revolving Credit Facility. Effective July 31, 2019, aggregate commitments under the Company’s Revolving Credit Facility are $275,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit II LLC, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2019, we have originated $99.20 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $125 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

We expect to directly or indirectly invest at least 70% of our total assets in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act.

While our investment program is expected to focus primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 21, 2019.

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We generate revenue in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including GS BDC, GS PMMC and GS MMLC, collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including those relating to:

•	our operational and organizational expenses;

•

fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

•

interest, fees and other expenses payable on indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, if any, incurred by us;

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including the expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing unit certificates or any other expenses, including clerical expenses of issue or repurchase of our Units;

•	the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration or qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our directors who are not affiliated with our Investment Adviser;

•	the cost of preparing and distributing reports, proxy statements and notices to our Unitholders, the SEC and other regulatory authorities;

•	costs of holding Unitholder meetings;

•

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by limited liability company agreement or other organizational documents insofar as they govern agreements with any such custodian;

•	insurance premiums; and

•

costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

Our Investment Adviser will not be required to pay expenses of activities which are primarily intended to result in sales of Units.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Leverage

The revolving credit facility with MUFG Union Bank, N.A., (the “Revolving Credit Facility”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 203%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2019, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.66 million) consisted of the following:

	As of June 30, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$85.43	$85.37	100.0%

Total Investments	$85.43	$85.37	100.0%

As of June 30, 2019, the weighted average yield of our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.66 million), at amortized cost and fair value, was as follows:

	As of June 30, 2019
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.0%	9.0%
Total Portfolio	9.0%	9.0%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.66 million) as of June 30, 2019:

As of June 30, 2019
Number of portfolio companies	5
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	–%
Weighted average leverage (net debt/EBITDA)(3)	5.4x
Weighted average interest coverage(3)	2.2x
Median EBITDA(3)	$31.50 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of June 30, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 0.0% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily London InterBank Offered Rate (“LIBOR”) plus a spread.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.66 million) on the 1 to 4 grading scale as of June 30, 2019:

	As of June 30, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)
Grade 1	$–	–%
Grade 2	85.37	100.0
Grade 3	–	–
Grade 4	–	–

Total Investments	$85.37	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.66 million) as of June 30, 2019:

	June 30, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)
Performing	$85.43	100.0%
Non-accrual	–	–

Total Investments	$85.43	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the period from April 11, 2019 (commencement of operations) to June 30, 2019 by investment type:

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
New investments committed at cost:
Gross originations	$99.20
Less: Syndications(1)	–

Net amount of new investments committed at cost:	$99.20
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$99.20

Total	$99.20

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$3.97

Total	$3.97

Net increase (decrease) in portfolio	$95.23

Number of new portfolio companies with new investment commitments(3)	5
Total new investment commitment amount in new portfolio companies(3)	$99.20
Average new investment commitment amount in new portfolio companies(3)	$19.84
Number of existing portfolio companies with new investment commitments(3)	–
Total new investment commitment amount in existing portfolio companies(3)	$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	–%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.9%
Weighted average yield on new investment commitments(2)(3)(6)	8.9%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	9.3%
Weighted average yield on investments sold or paid down(8)(9)	9.3%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.

(5)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(6)

Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(7)

Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.

(8)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the period from April 11, 2019 (commencement of operations) to June 30, 2019 were as follows:

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
Total investment income	$0.43
Net expenses	(1.06)

Net investment income	(0.63)

Net realized gain (loss) on investments	–
Net unrealized appreciation (depreciation) on investments	(0.07)

Net increase (decrease) in Members’ Capital resulting from operations	$(0.70)

Net increase (decrease) in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
Interest	$0.37
Dividend income	0.05
Other income	0.01

Total investment income	$0.43

Investment Income

Investment income for the period from April 11, 2019 (commencement of operations) to June 30, 2019 is driven by our deployment of capital and increasing invested balance.

Expenses

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
Interest and other debt expenses	$0.25
Management fees	0.15
Offering costs	0.24
Organization expenses	0.16
Professional fees	0.11
Administration, custodian and transfer agent fees	0.11
Directors’ fees	0.02
Other expenses	0.02

Net expenses	$1.06

Interest and other debt expenses

Interest and other debt expenses for the period from April 11, 2019 (commencement of operations) to June 30, 2019 were $0.25 million, due to our entry into the Revolving Credit Facility.

Management Fees

For the period from April 11, 2019 (commencement of operations) to June 30, 2019, we accrued management fees of $0.15 million.

Organization Expenses and Offering Costs

We have incurred expenses related to our formation, organization and continuous offering of our Units. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, we accrued offering costs of $0.24 million. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, we incurred organization costs of $0.16 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the period from April 11, 2019 (commencement of operations) to June 30, 2019 were as follows:

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
Unrealized appreciation	$0.16
Unrealized depreciation	(0.23)

Net change in unrealized appreciation (depreciation) on investments	$(0.07)

The change in unrealized appreciation (depreciation) on investments for the period from April 11, 2019 (commencement of operations) to June 30, 2019 consisted of the following:

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
Portfolio Company:
Picture Head Midco LLC	$0.16
CorePower Yoga, LLC	– (1)
Wolfpack IP Co.	(0.01)
Riverpoint Medical, LLC	(0.06)
GlobalTranz Enterprises LLC	(0.16)

Total	$(0.07)

(1)	Amount rounds to less than $(0.00) million

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 203%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2019, we had cash of approximately $77.59 million. In addition, as of June 30, 2019, we had an investment in a money market fund managed by an affiliate of Group Inc. of $0.66 million. Cash used for operating activities for the period from April 11, 2019 (commencement of operations) to June 30, 2019 was approximately $86.75 million, primarily driven by purchases of investments of $89.38 million, net purchases of investments in the affiliated money market fund of $0.66 million, and a decrease in Members’ Capital resulting from operations of $0.70 million, offset by proceeds from sales and principal repayments of $3.96 million and other operating activities of $0.03 million. Cash provided by financing activities for the period from April 11, 2019 (commencement of operations) to June 30, 2019 was approximately $164.34 million, primarily driven by proceeds from the issuance of common Units of $84.41 million and borrowings on debt of $136.70 million, offset by repayments on debt of $55.80 million and other financing activities of $0.97 million.

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company (“SBIC”) subsidiary (subject to regulatory approvals).

Credit Alternatives GP LLC (the “Initial Member”), an affiliate of our Investment Adviser, made a capital contribution to us of $100 on April 11, 2019 and served as our sole initial member. We cancelled the Initial Member’s interest in the Company on May 3, 2019. We began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common Units in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase Units each time we deliver a drawdown notice.

As of June 30, 2019, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$806.62	$722.21	10%

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the period from April 11, 2019 (commencement of operations) to June 30, 2019:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
May 3, 2019	324,643	$32.47
June 21, 2019	524,568	51.94
Total capital drawdowns	849,211	$84.41

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of June 30, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$80.90	$–	$80.90	$–	$–

Revolving Credit Facility

We entered into the Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $175.00 million as of June 30, 2019. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $500.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

Under the Revolving Credit Facility, we have the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the Revolving Credit Facility is the prevailing LIBOR for one, two, three or six months (the “Applicable LIBOR”) plus 2.25% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.15% per annum. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the Revolving Credit Facility and may trigger mandatory prepayment obligations.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of our investors (with certain exceptions) and the proceeds thereof, including an assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the Revolving Credit Facility, the lenders can directly require investors to fund their capital commitments, but lenders cannot seek recourse against a Unitholder in excess of such Unitholder’s obligation to contribute capital to us.

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on our ability to make certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. We are in compliance with these covenants.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2019 our unfunded commitments to provide funds to portfolio companies were as follows:

As of June 30, 2019
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$9.81

Total	$9.81

As of June 30, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$806.62	$722.21	10%

RECENT DEVELOPMENTS

On July 16, 2019, we entered into subscription agreements with investors providing additional capital commitments of $75.50 million. When combined with capital commitments made to us as of June 30, 2019, total capital commitments were $882.12 million.

On July 23, 2019, we delivered a capital drawdown notice to certain of our investors relating to the sale of 306,641 common Units for an aggregate offering price of approximately $30.27 million. The common Units were issued on July 30, 2019.

On July 31, 2019, we entered into the first amendment to the Revolving Credit Facility pursuant to which we agreed to certain amendments to the Revolving Credit Facility and Western Alliance Bank agreed to become a lender with a $100.00 million commitment under the accordion feature in our Revolving Credit Facility. Effective July 31, 2019, aggregate commitments under our Revolving Credit Facility are $275.00 million.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets within the meaning of the Investment Company Act, on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”).

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2—inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

Currently, the majority of our investments fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which are in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)

Our Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to our Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

(4)	The Investment Management Division Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)

The Audit Committee of our Board of Directors reviews valuation information provided by the Investment Management Division Valuation Committee, our Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

Our Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of our investments in good faith, based on the input of our Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of Units on dates occurring mid-quarter), it is determined by our Investment Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Directors and in accordance with procedures adopted by our Board of Directors.

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis, which is the date when we assume the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

Fair value generally is based on quoted market prices, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments in securities are measured at fair value as determined by our Investment Adviser and/or by one or more independent third parties.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. For additional information, see Note 2 “Significant Accounting Policies” to our financial statements included in this report.

We may also invest in newly-issued debt securities that are sold by issuers with an OID to par value of 1% to 3%, although we do not expect OID securities to comprise a material portion of our portfolio. To the extent we purchase new issues with OID, the discounts will be accreted over the life of the securities, as required under GAAP. Loan origination fees, OID and market discounts or premiums are capitalized, and we accrete or amortize such amounts into income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2019, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our Unitholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2019. To qualify for and maintain our tax treatment as a RIC, we must, among other things, timely distribute to our Unitholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to Unitholders after the end of the calendar year. Unitholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

Federal Income Taxes

As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our Unitholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. We generally will be required to pay a U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2019, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$2.40	$(2.27)	$0.13
Up 200 basis points	1.60	(1.51)	0.09
Up 100 basis points	0.80	(0.76)	0.04
Up 75 basis points	0.60	(0.57)	0.03
Up 50 basis points	0.40	(0.38)	0.02
Up 25 basis points	0.20	(0.19)	0.01
Down 25 basis points	(0.20)	0.19	(0.01)
Down 50 basis points	(0.40)	0.38	(0.02)
Down 75 basis points	(0.60)	0.57	(0.03)
Down 100 basis points	(0.80)	0.76	(0.04)
Down 200 basis points	(1.19)	1.51	0.32
Down 300 basis points	(1.23)	1.82	0.59

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10 which was filed with the SEC on June 21, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from Investments is not increasing in a corresponding manner as a result of such minimum interest rates.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from April 11, 2019 (commencement of operations) to June 30, 2019:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
May 3, 2019	324,643	$32.47
June 21, 2019	524,568	51.94
Total capital drawdowns	849,211	$84.41

Each of the above issuances and sales of the common Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common Units purchased by it for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56052), filed on May 2, 2019).

10.1

Joinder agreement, dated as of June 26, 2019, by People’s United Bank National Association, as Subsequent Lender in favor of the Company, as borrower, and MUFG Union Bank, N.A., as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on July 1, 2019).

10.2*

First Amendment to Revolving Credit Agreement, dated as of July 31, 2019, between the Company, as Borrower, MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 1, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 1, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)