Form 10-Q
period 2019-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2019-11-07
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
Emerging growth company:	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of the registrant’s limited liability company common units outstanding as of November 7, 2019 was 1,545,640.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Statement of Financial Condition as of September 30, 2019 (Unaudited)	4
	Statements of Operations for the three months ended September 30, 2019 (Unaudited) and the period from April 11, 2019 (commencement of operations) to September 30, 2019 (Unaudited)	5
	Statements of Changes in Members’ Capital for the three months ended September 30, 2019 (Unaudited) and the period from April 11, 2019 (commencement of operations) to September 30, 2019 (Unaudited)	6
	Statement of Cash Flows for period from April 11, 2019 (commencement of operations) to September 30, 2019 (Unaudited)	7
	Schedule of Investments as of September 30, 2019 (Unaudited)	8
	Notes to the Financial Statements (Unaudited)	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4.	Controls and Procedures	41

PART II	OTHER INFORMATION	42
ITEM 1.	Legal Proceedings	42
ITEM 1A.	Risk Factors	42
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 3.	Defaults Upon Senior Securities	43
ITEM 4.	Mine Safety Disclosures	43
ITEM 5.	Other Information	43
ITEM 6.	Exhibits	43

SIGNATURES		45

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to qualify for and maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Statement of Financial Condition

(in thousands, except unit and per unit amounts)

September 30, 2019 (unaudited)
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $238,915)	$238,695
Cash	96,773
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	1,422
Deferred financing costs	1,479
Deferred offering costs	611
Receivable for investments sold	15
Other assets	1

Total assets	$338,996

Liabilities

Debt	$190,500
Interest and other debt expenses payable	402
Management fees payable	407
Payable for investments purchased	13,771
Accrued offering costs	223
Accrued organization costs	41
Directors’ fees payable	30
Accrued expenses and other liabilities	357

Total liabilities	$205,731

Commitments and Contingencies (Note 7)

Members’ Capital

Preferred units (0 units issued and outstanding)	$–
Common units (1,334,297 units issued and outstanding as of September 30, 2019)	132,318
Distributable earnings	947

TOTAL MEMBERS’ CAPITAL	$133,265

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$338,996

Net asset value per unit	$99.88

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$3,843	$4,217
Other income	67	72

Total investment income from non-controlled/non-affiliated investments	3,910	4,289
From non-controlled affiliated investments:
Dividend income	4	54

Total investment income from non-controlled affiliated investments	4	54

Total investment income	$3,914	$4,343

Expenses:
Interest and other debt expenses	$1,099	$1,347
Management fees	407	561
Offering costs	308	547
Organization expenses	–	157
Professional fees	128	246
Administration, custodian and transfer agent fees	91	198
Directors’ fees	22	41
Other expenses	106	124

Total expenses	$2,161	$3,221

NET INVESTMENT INCOME (LOSS)	$1,753	$1,122

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$45	$45
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(155)	(220)

Net realized and unrealized gains (losses)	$(110)	$(175)

NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$1,643	$947

Net investment income (loss) per unit (basic and diluted)	$1.56	$1.52
Earnings (loss) per unit (basic and diluted)	$1.46	$1.28
Weighted average units outstanding	1,127,080	740,410

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Members’ Capital at beginning of period	$83,711	$–
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income (loss)	$1,753	$1,122
Net realized gain (loss)	45	45
Net change in unrealized appreciation (depreciation)	(155)	(220)

Net increase (decrease) in Members’ Capital resulting from operations	$1,643	$947

Distributions to Unitholders from:
Distributable earnings	$–	$–

Total distributions to Unitholders	$–	$–

Capital transactions:
Issuance of units (485,086 and 1,334,297 units, respectively)	$47,911	$132,318

Net increase (decrease) in Members’ Capital resulting from capital transactions	$47,911	$132,318

TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$49,554	$133,265

Members’ Capital at end of period	$133,265	$133,265

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period of April 11, 2019 (commencement of operations) to September 30, 2019

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$947
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(249,632)
Proceeds from sales of investments and principal repayments	10,946
Net realized (gain) loss on investments	(45)
Net change in unrealized (appreciation) depreciation on investments	220
Amortization of premium and accretion of discount, net	(184)
Amortization of deferred financing costs	280
Amortization of deferred offering costs	547
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(15)
(Increase) decrease in interest and dividends receivable	(1,422)
(Increase) decrease in other assets	(1)
Increase (decrease) in payable for investments purchased	13,771
Increase (decrease) in interest and other debt expenses payable	361
Increase (decrease) in management fees payable	407
Increase (decrease) in accrued organization costs	41
Increase (decrease) in directors’ fees payable	30
Increase (decrease) in accrued expenses and other liabilities	357

Net cash provided by (used for) operating activities	$(223,392)

Cash flows from financing activities:
Proceeds from issuance of common units	$132,318
Offering costs paid	(935)
Financing costs paid	(1,718)
Borrowings on debt	337,300
Repayments of debt	(146,800)

Net cash provided by (used for) financing activities	$320,165

Net increase (decrease) in cash	$96,773
Cash, beginning of period	–

Cash, end of period	$96,773

Supplemental and non-cash financing activities
Interest expense paid	$686
Accrued but unpaid deferred financing costs	$41
Accrued but unpaid offering costs	$223

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of September 30, 2019

(in thousands, except unit and per unit amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 179.11% #

Corporate Debt – 179.11%

1st Lien/Senior Secured Debt – 179.11%
BJH Holdings III Corp.(1)	Hotels, Restaurants & Leisure	7.79%	L + 5.75%	08/19/2025	$ 7,915	$7,837	$7,836
Bullhorn, Inc.(1) (2)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	13,981	13,771	13,771
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	693	—	—
Bullhorn, Inc.(1) (2) (3)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	1,155	—	—
CFS Management, LLC(1)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	6,113	6,054	6,052
CFS Management, LLC(1) (3) (4)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,803	(18)	(18)
Clarkson Eyecare, LLC(1)	Health Care Providers & Services	8.37%	L + 6.25%; 1.00% Floor	04/02/2021	9,530	9,348	9,340
Clarkson Eyecare, LLC(1)	Health Care Providers & Services	8.39%	L + 6.25%; 1.00% Floor	04/02/2021	6,300	6,174	6,174
Convene 237 Park Avenue, LLC(1)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	26,900	26,370	26,362
Convene 237 Park Avenue, LLC(1) (3) (4)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	7,910	(78)	(79)
CorePower Yoga LLC(1)	Diversified Consumer Services	6.61%	L + 4.50%	05/14/2025	7,791	7,680	7,674
CorePower Yoga LLC(1) (3) (4)	Diversified Consumer Services		L + 4.75%	05/14/2025	633	(9)	(9)
CorePower Yoga LLC(1) (3) (4)	Diversified Consumer Services		L + 4.50%	05/14/2025	1,689	(24)	(25)
E2open, LLC(1)	Software	7.87%	L + 5.75%; 1.00% Floor	11/26/2024	18,900	18,718	18,711
Elemica Parent, Inc.(1)	Chemicals	7.65%	L + 5.50%	09/18/2025	3,629	3,539	3,538
Elemica Parent, Inc.(1) (3)	Chemicals	7.63%	L + 5.50%	09/18/2025	470	129	129
Elemica Parent, Inc.(1) (3) (4)	Chemicals		L + 5.50%	09/18/2025	700	(9)	(9)
GlobalTranz Enterprises, Inc.(1)	Road & Rail	7.06%	L + 5.00%	05/15/2026	7,197	7,059	6,886
HS4 AcquisitionCo, Inc.(1)	Hotels, Restaurants & Leisure	8.85%	L + 6.75%; 1.00% Floor	07/09/2025	26,888	26,366	26,350
HS4 AcquisitionCo, Inc.(1) (3) (4)	Hotels, Restaurants & Leisure		L + 6.75%; 1.00% Floor	07/09/2025	2,186	(42)	(44)
Mailgun Technologies, Inc.(1) (3)(5)	Internet Software & Services		L + 5.50%; 1.00% Floor	03/26/2025	20,299	—	—
Picture Head Midco LLC(1) (5)	Media	8.79%	L + 6.75%; 1.00% Floor	08/31/2023	19,778	19,312	19,481
Picture Head Midco LLC(1) (5)	Media	8.81%	L + 6.75%; 1.00% Floor	08/31/2023	1,980	1,980	1,950
Riverpoint Medical, LLC(1) (5)	Health Care Equipment & Supplies	7.10%	L + 5.00%; 1.00% Floor	06/21/2025	9,908	9,860	9,809
Riverpoint Medical, LLC(1) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,806	(9)	(18)
The Center for Orthopedic and Research Excellence, Inc.(1)	Health Care Providers & Services	7.56%	L + 5.50%; 1.00% Floor	08/15/2025	17,117	16,865	16,817
The Center for Orthopedic and Research Excellence, Inc.(1) (3)	Health Care Providers & Services	7.56%	L + 5.50%; 1.00% Floor	08/15/2025	2,361	319	313
The Center for Orthopedic and Research Excellence, Inc.(1) (3) (4)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	08/15/2025	5,902	(49)	(52)
VRC Companies, LLC(3) (5)	Commercial Services & Supplies	8.54%	L + 6.50%; 1.00% Floor	03/31/2023	11,017	1,203	1,226
WebPT, Inc.(1)	Health Care Technology	8.89%	L + 6.75%; 1.00% Floor	08/28/2024	12,701	12,451	12,447
WebPT, Inc.(1) (3) (4)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,588	(16)	(16)
WebPT, Inc.(1) (3) (4)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,323	(26)	(26)
Wolfpack IP Co.(1) (5) (6)	Real Estate Management & Development	8.56%	L + 6.50%; 1.00% Floor	06/13/2025	34,011	33,357	33,330
Wolfpack IP Co.(1) (3) (4) (5) (6)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,401	(65)	(68)
WorkForce Software, LLC(1)	Software	8.76%	L + 6.50%; 1.00% Floor	07/31/2025	11,104	10,887	10,882
WorkForce Software, LLC(1) (3) (4)	Software		L + 6.50%; 1.00% Floor	07/31/2025	980	(19)	(19)

Total 1st Lien/Senior Secured Debt						238,915	238,695

Total Corporate Debt						238,915	238,695

TOTAL INVESTMENTS – 179.11%						$238,915	$238,695

LIABILITIES IN EXCESS OF OTHER ASSETS – (79.11%)							$(105,430)

NET ASSETS – 100.00%							$133,265

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(+)

The Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.03%, 2.06%, 2.09%, 2.07%, 2.02% and 1.91%, respectively. As of September 30, 2019, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2019.

(++)	Par amount is denominated in U.S. Dollars (“$”).
#	Percentages are based on net assets.
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)	Position or portion thereof unsettled as of September 30, 2019.
(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(4)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(5)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019 the aggregate fair value of these securities is $33,262 or 9.81% of the Company’s total assets.

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the date of the final closing in the Company’s private offering (such final closing to occur no later than the 12 month anniversary of the Initial Closing Date), provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the unitholders of the Company (the “Unitholders”), for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion.

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

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, the Company earned $0 and $0, respectively, in prepayment premiums and $37 and $37, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2019, the Company held $96,773 in cash.

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

For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, Management Fees amounted to $407 and $561, respectively. As of September 30, 2019, $407 remained payable.

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

For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, the Company accrued unvested Incentive Fees of $0 and $0, respectively. As of September 30, 2019, $0 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $63 and $141, respectively. As of September 30, 2019, $67 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $28 and $57, respectively. As of September 30, 2019, $57 remained payable.

Affiliates

The Company’s investments in affiliates for the period from April 11, 2019 (commencement of operations) to September 30, 2019 were as follows:

	Fair Value as of April 11, 2019 (commencement of operations)	Gross Additions(2)	Gross Reductions(3)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Fair Value as of September 30, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$74,177	$(74,177)	$–	$–	$–	$54
Total Non-Controlled Affiliates	$–	$74,177	$(74,177)	$–	$–	$–	$54

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2019, there were $54 included within Accrued expenses and other liabilities, $156 included within Accrued offering costs, $41 included within Interest and other debt expenses payable and $41 included within Accrued organization costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2019
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$238,915	$238,695
Total Investments	$238,915	$238,695

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2019
Industry	Fair Value	Net Assets
Real Estate Management & Development	24.9%	44.7%
Health Care Providers & Services	16.2	29.0
Hotels, Restaurants & Leisure	14.3	25.6
Software	12.4	22.2
Media	9.0	16.1
Internet Software & Services	5.8	10.3
Health Care Technology	5.2	9.3
Health Care Equipment & Supplies	4.1	7.4
Diversified Consumer Services	3.2	5.7
Road & Rail	2.9	5.2
Chemicals	1.5	2.7
Commercial Services & Supplies	0.5	0.9
Total	100.0%	179.1%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2019
United States	86.1%
Canada	13.9
Total	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$65,710	• Discount Rate	6.6% - 8.5% (8.2%)

(1)

Included within Level 3 Assets of $231,809 is an amount of $166,099 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$6,886	$231,809	$238,695
Total assets	$–	$6,886	$231,809	$238,695

The following is a reconciliation of Level 3 assets for the period from April 11, 2019 (commencement of operations) to September 30, 2019:

Level 3	Beginning Balance as of April 11, 2019 (commencement of operations)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)		Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2019
1st Lien/Senior Secured Debt	$–	$242,598	$45		$(47)	$(10,928)	$141	$–	$–	$231,809
Total assets	$–	$242,598	$45		$(47)	$(10,928)	$141	$–	$–	$231,809

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Change in unrealized appreciation (depreciation) relating to assets still held as of September 30, 2019 totaled $(47), consisting of the following: 1st Lien/Senior Secured Debt $(47).

For the period from April 11, 2019 (commencement of operations) to September 30, 2019, there were no transfers between levels of the fair value hierarchy.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2019, approximates its carrying value.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 170%.

The Company’s outstanding debt as of September 30, 2019 was as follows:

	September 30, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Revolving Credit Facility(1)	$275,000	$84,500	$190,500
Total Debt	$275,000	$84,500	$190,500

(1)	As of September 30, 2019, all outstanding borrowings were in USD.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the Revolving Credit Facility on July 31, 2019. Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $275,000 as of September 30, 2019. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $500,000, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

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

As of September 30, 2019, costs of $1,759 were incurred in connection with obtaining and amending the Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Statement of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of September 30, 2019, outstanding deferred financing costs were $1,479.

The summary information of the Revolving Credit Facility for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 is as follows:

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Borrowing Interest Expense	$756	$892
Facility fees	133	175
Amortization of financing costs	210	280
Total	$1,099	$1,347
Weighted average interest rate	4.59%	4.60%	*
Average outstanding balance	$65,271	$48,119	*

*	Amount was calculated beginning on May 7, 2019, the date in which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

As of the dates indicated, the Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,021,222	$888,904	13%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

	September 30, 2019
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Mailgun Technologies, Inc.	12/10/2019	$19,893	$–
VRC Companies, LLC	07/31/2020	9,709	(73)
Convene 237 Park Avenue, LLC	08/30/2020	7,910	(79)
CorePower Yoga LLC	05/14/2021	1,689	(25)
CFS Management, LLC	07/01/2021	1,803	(18)
The Center for Orthopedic and Research Excellence, Inc.	08/15/2021	5,902	(52)
WebPT, Inc.	08/28/2021	1,588	(16)
Elemica Parent, Inc.	09/18/2021	700	(9)
Bullhorn, Inc.	10/01/2021	1,138	–
WebPT, Inc.	08/28/2024	1,323	(26)
CorePower Yoga LLC	05/14/2025	633	(9)
Wolfpack IP Co.	06/13/2025	3,401	(68)
Riverpoint Medical, LLC	06/21/2025	1,806	(18)
HS4 AcquisitionCo, Inc.	07/09/2025	2,186	(44)
WorkForce Software, LLC	07/31/2025	980	(19)
The Center for Orthopedic and Research Excellence, Inc.	08/15/2025	2,007	(35)
Elemica Parent, Inc.	09/18/2025	329	(8)
Bullhorn, Inc.	10/01/2025	683	–
Total 1st Lien/Senior Secured Debt		$63,680	$(499)
Total		$63,680	$(499)

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

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the period from April 11, 2019 (commencement of operations) to September 30, 2019:

Unit Issue Date	Units Issued	Proceeds
May 3, 2019	324,643	$32,464
June 21, 2019	524,568	51,943
July 30, 2019	306,641	30,269
August 27, 2019	178,445	17,642
Total capital drawdowns	1,334,297	$132,318

Distributions

As of September 30, 2019, no distributions had been declared or paid by the Company.

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019:

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Numerator for basic and diluted earnings per unit - increase in Members’ Capital resulting from operations	$1,643	$947
Denominator for basic and diluted earnings per unit - the weighted average Units outstanding	1,127,080	740,410
Basic and diluted earnings (loss) per unit	$1.46	$1.28

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the periods presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the period from April 11, 2019 (commencement of operations) to September 30, 2019:

For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Per Unit Data:(1)
NAV, beginning of period	$100.00
Net investment income (loss)	1.52
Net realized and unrealized gains (losses)(2)	(1.64)

Net increase (decrease) in net assets resulting from operations(2)	(0.12)

Distributions declared from net investment income(3)	–

Total increase (decrease) in net assets	(0.12)

NAV, end of period	$99.88

Units outstanding, end of period	1,334,297
Weighted average units outstanding	740,410
Total return based on NAV(4)	(0.12)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Members’ Capital, end of period	$133,265
Ratio of net expenses to average Members’ Capital(5)	8.09%

For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital(5)	4.22%
Ratio of interest and other debt expenses to average Members’ Capital(5)	3.87%
Ratio of incentive fees to average Members’ Capital(5)	–%
Ratio of total expenses to average Members’ Capital(5)	8.09%
Ratio of net investment income to average Members’ Capital(5)	4.39%
Average debt outstanding	$48,119
Average debt per unit(6)	$64.99
Portfolio turnover	10%

(1)	The per unit data was derived by using the weighted average units outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns.
(3)	The per unit data for distributions declared reflects the actual amount of distributions declared per unit for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Financial Condition date have been evaluated through the date the unaudited financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On October 2, 2019, the Board of Directors declared a distribution of $1.25 per Unit payable on October 25, 2019 to Unitholders of record as of October 4, 2019.

On October 22, 2019, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 211,343 common Units for an aggregate offering price of approximately $20,865. The common Units were issued on October 29, 2019.

On October 30, 2019, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period October 1, 2019 through December 31, 2019, payable on or about January 27, 2020 to Unitholders of record as of December 31, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2019, we have originated $315.07 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors – We operate in a highly competitive market for investment opportunities” and “Item 1. Business – Competitive Advantages” in Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 21, 2019.

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

Leverage

The revolving credit facility with MUFG Union Bank, N.A., (the “Revolving Credit Facility”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 170%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors” or the “Board”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2019, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of September 30, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$238.92	$238.70	100.0%

Total Investments	$238.92	$238.70	100.0%

As of September 30, 2019, the weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of September 30, 2019
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.8%	8.8%
Total Portfolio	8.8%	8.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019:

As of September 30, 2019
Number of portfolio companies	18
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	–%
Weighted average leverage (net debt/EBITDA)(3)	5.3x
Weighted average interest coverage(3)	2.4x
Median EBITDA(3)	$32.71 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.8% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2019:

	As of September 30, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)
Grade 1	$–	–%
Grade 2	238.70	100.0
Grade 3	–	–
Grade 4	–	–

Total Investments	$238.70	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019:

	September 30, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)
Performing	$238.92	100.0%
Non-accrual	–	–

Total Investments	$238.92	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2019 by investment type:

For the Three Months Ended September 30, 2019
($ in millions)
New investments committed at cost:
Gross originations	$215.87
Less: Syndications(1)	–

Net amount of new investments committed at cost:	$215.87
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$215.87

Total	$215.87

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$6.88

Total	$6.88

Net increase (decrease) in portfolio	$208.99

Number of new portfolio companies with new investment commitments(3)	13
Total new investment commitment amount in new portfolio companies(3)	$215.87
Average new investment commitment amount in new portfolio companies(3)	$16.61
Number of existing portfolio companies with new investment commitments(3)	–
Total new investment commitment amount in existing portfolio companies(3)	$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.1
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	–%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.8%
Weighted average yield on new investment commitments(2)(3)(6)	8.8%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	9.3%
Weighted average yield on investments sold or paid down(8)(9)	9.3%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.

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

RESULTS OF OPERATIONS

Our operating results for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 were as follows:

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Total investment income	$3.91	$4.34
Net expenses	(2.16)	(3.22)

Net investment income	1.75	1.12

Net realized gain (loss) on investments	0.05	0.05
Net unrealized appreciation (depreciation) on investments	(0.16)	(0.22)

Net increase (decrease) in Members’ Capital resulting from operations	$1.64	$0.95

Net increase (decrease) in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Interest	$3.84	$4.22
Dividend income	–	0.05
Other income	0.07	0.07

Total investment income	$3.91	$4.34

Investment Income

Investment income for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Interest and other debt expenses	$1.10	$1.35
Management fees	0.41	0.56
Offering costs	0.31	0.55
Organization expenses	–	0.16
Professional fees	0.13	0.24
Administration, custodian and transfer agent fees	0.09	0.20
Directors’ fees	0.02	0.04
Other expenses	0.10	0.12

Net expenses	$2.16	$3.22

Interest and other debt expenses

Interest and other debt expenses for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 were $1.10 million and $1.35 million, respectively, due to our entry into the Revolving Credit Facility.

Management Fees

For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, we accrued management fees of $0.41 million and $0.56 million, respectively.

Organization Expenses and Offering Costs

We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, we accrued offering costs of $0.31 million and $0.55 million, respectively. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, we incurred organization costs of $0.00 million and $0.16 million, respectively.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies during the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 consisted of the following:

	For the Three Months Ended September 30, 2019		For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Picture Head Midco LLC	$0.05		$0.05
Other, net	–	(1)	–	(1)

Net realized gain (loss) on investments	$0.05		$0.05

(1)	Amount rounds to less than $0.01 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 were as follows:

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Unrealized appreciation	$0.02	$0.16
Unrealized depreciation	(0.18)	(0.38)

Net change in unrealized appreciation (depreciation) on investments	$(0.16)	$(0.22)

The change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 consisted of the following:

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Portfolio Company:
VRC Companies, LLC	$0.02	$0.02
Riverpoint Medical, LLC	–	(0.06)
GlobalTranz Enterprises, Inc.	(0.01)	(0.17)
HS4 AcquisitionCo, Inc.	(0.02)	(0.02)
Picture Head Midco LLC	(0.02)	0.14
Wolfpack IP Co.	(0.03)	(0.03)
Other, net(1)	(0.04)	(0.04)
The Center for Orthopedic and Research Excellence, Inc.	(0.06)	(0.06)

Total	$(0.16)	$(0.22)

(1)

For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, Other, net includes gross unrealized appreciation of $0.00 million and $0.00 million, respectively, and gross unrealized depreciation of $(0.04) million and $(0.04) million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 170%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2019, we had cash of approximately $96.77 million. Cash used for operating activities for the period from April 11, 2019 (commencement of operations) to September 30, 2019 was approximately $223.39 million, primarily driven by purchases of investments of $249.63 million, offset by proceeds from sales and principal repayments of $10.95 million, an increase in Members’ Capital resulting from operations of $0.95 million and other operating activities of $14.34 million. Cash provided by financing activities for the period from April 11, 2019 (commencement of operations) to September 30, 2019 was approximately $320.16 million, primarily driven by proceeds from the issuance of common Units of $132.32 million and borrowings on debt of $337.30 million, offset by repayments on debt of $146.80 million and other financing activities of $2.66 million.

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

As of September 30, 2019, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,021.22	$888.90	13%

The following table summarizes the total Units issued and proceeds related to capital drawdowns for the period from April 11, 2019 (commencement of operations) to September 30, 2019:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
May 3, 2019	324,643	$32.47
June 21, 2019	524,568	51.94
July 30, 2019	306,641	30.27
August 27, 2019	178,445	17.64
Total capital drawdowns	1,334,297	$132.32

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

The following table shows our contractual obligations as of September 30, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$	$–	$190.50	$–	$–

Revolving Credit Facility

We entered into the Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the Revolving Credit Facility on July 31, 2019.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $275.00 million as of September 30, 2019. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. We have the ability to increase the maximum principal amount of the Revolving Credit Facility up to $500.00 million, subject to increasing commitments of existing lenders and/or obtaining commitments of new lenders and certain other conditions. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019 we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2019 our unfunded commitments to provide funds to portfolio companies were as follows:

As of September 30, 2019
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$63.68

Total	$63.68

As of September 30, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,021.22	$888.90	13%

RECENT DEVELOPMENTS

On October 2, 2019, our Board of Directors declared a distribution of $1.25 per Unit payable on October 25, 2019 to Unitholders of record as of October 4, 2019.

On October 22, 2019, we delivered a capital drawdown notice to certain of our investors relating to the sale of 211,343 common Units for an aggregate offering price of approximately $20.87 million. The common Units were issued on October 29, 2019.

On October 30, 2019, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period October 1, 2019 through December 31, 2019, payable on or about January 27, 2020 to Unitholders of record as of December 31, 2019.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same – to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2019, we had no investments on non-accrual status.

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

As of September 30, 2019, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$5.59	$(5.32)	$0.27
Up 200 basis points	3.73	(3.55)	0.18
Up 100 basis points	1.86	(1.77)	0.09
Up 75 basis points	1.40	(1.33)	0.07
Up 50 basis points	0.93	(0.89)	0.04
Up 25 basis points	0.47	(0.44)	0.03
Down 25 basis points	(0.47)	0.44	(0.03)
Down 50 basis points	(0.93)	0.89	(0.04)
Down 75 basis points	(1.37)	1.33	(0.04)
Down 100 basis points	(1.80)	1.77	(0.03)
Down 200 basis points	(2.04)	3.55	1.51
Down 300 basis points	(2.05)	3.57	1.52

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from April 11, 2019 (commencement of operations) to September 30, 2019:

Unit Issue Date	Units Issued	Proceeds ($ in millions)
May 3, 2019	324,643	$32.47
June 21, 2019	524,568	51.94
July 30, 2019	306,641	30.27
August 27, 2019	178,445	17.64
Total capital drawdowns	1,334,297	$132.32

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

10.2

First Amendment to Revolving Credit Agreement, dated as of July 31, 2019, between the Company, as Borrower, MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01307), filed on August 1, 2019).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 7, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)