Form 10-Q
period 2020-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2020-05-15
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐     NO  ☒

The number of the registrant’s limited liability company common units outstanding as of May 15, 2020 was 4,381,853.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London Interbank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to qualify for and maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $539,696 and $406,440)	$506,674	$405,878
Investments in affiliated money market fund (cost of $110,862 and $—)	110,862	—
Cash	17,855	6,605
Receivable for investments sold	94	—
Receivable for common units sold	8,117	148
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	2,012	1,520
Deferred financing costs	1,770	1,727
Deferred offering costs	38	360
Other assets	61	5
Total assets	$647,483	$416,243
Liabilities
Debt	$269,200	$182,000
Interest and other debt expenses payable	632	378
Management fees payable	1,132	678
Distribution payable	—	4,585
Accrued offering costs	201	104
Accrued organization costs	22	22
Directors’ fees payable	90	—
Accrued expenses and other liabilities	644	551
Total liabilities	$271,921	$188,318
Commitments and Contingencies (Note 7)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (4,068,933 and 2,313,277 units issued and outstanding as of March 31, 2020 and December 31, 2019)	403,503	228,832
Distributable earnings	(27,941)	(907)
TOTAL MEMBERS’ CAPITAL	$375,562	$227,925
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$647,483	$416,243
Net asset value per unit	$92.30	$98.53

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended
March 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$9,614
Other income	133
Total investment income from non-controlled/non-affiliated investments	9,747
From non-controlled affiliated investments:
Dividend income	9
Total investment income from non-controlled affiliated investments	9
Total investment income	$9,756
Expenses:
Interest and other debt expenses	$2,306
Management fees	1,132
Offering costs	418
Professional fees	123
Administration, custodian and transfer agent fees	130
Directors’ fees	90
Other expenses	131
Total expenses	$4,330
NET INVESTMENT INCOME	$5,426

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(32,460)
Net realized and unrealized gains (losses)	$(32,460)
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$(27,034)
Weighted average units outstanding	2,693,389
Net investment income per unit (basic and diluted)	$2.01
Earnings (loss) per unit (basic and diluted)	$(10.04)

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

For the Three Months Ended
March 31, 2020
Members’ Capital at beginning of period	$227,925
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$5,426
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(32,460)
(Provision) benefit for taxes on realized gain/loss on investments	—
(Provision) benefit for unrealized appreciation/depreciation on investments	—
Net increase (decrease) in Members’ Capital resulting from operations	$(27,034)
Distributions to Unitholders from:
Distributable earnings	$—
Total distributions to Unitholders	$—
Capital transactions:
Issuance of units	$174,671
Net increase in Members’ Capital resulting from capital transactions	$174,671
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$147,637
Members’ Capital at end of period	$375,562
Distributions declared per unit	$—

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended
March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$(27,034)
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(149,258)
Investments in affiliated money market fund, net	(110,862)
Proceeds from sales of investments and principal repayments	16,578
Net change in unrealized (appreciation) depreciation on investments	32,460
Amortization of premium and accretion of discount, net	(576)
Amortization of deferred financing costs	389
Amortization of deferred offering costs	418
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(94)
(Increase) decrease in receivable for common units sold	(7,969)
(Increase) decrease in interest and dividends receivable	(492)
(Increase) decrease in other assets	(56)
Increase (decrease) in interest and other debt expenses payable	224
Increase (decrease) in management fees payable	454
Increase (decrease) in directors’ fees payable	90
Increase (decrease) in accrued expenses and other liabilities	93
Net cash provided by (used for) operating activities	$(245,635)
Cash flows from financing activities:
Proceeds from issuance of common units	$174,671
Offering costs paid	1
Distributions paid	(4,585)
Financing costs paid	(402)
Borrowings on debt	152,300
Repayments of debt	(65,100)
Net cash provided by (used for) financing activities	$256,885
Net increase (decrease) in cash	11,250
Cash, beginning of period	6,605
Cash, end of period	$17,855
Supplemental and non-cash activities
Interest expense paid	$1,612
Accrued but unpaid deferred financing costs	$30
Accrued but unpaid offering costs	$201

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of March 31, 2020

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount /Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 134.91% #
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$2,260	$2,239	$2,176
Acquia, Inc.(1) (2)	Software	8.58%	L + 7.00%; 1.00% Floor	10/31/2025	18,077	17,735	17,174
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,933	(36)	(96)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.20%	L + 5.75%; 1.00% Floor	08/19/2025	7,875	7,803	7,501
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	13,946	13,751	13,318
Bullhorn, Inc.(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	10/01/2025	693	684	662
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	231	227	220
Bullhorn, Inc.(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	924	161	132
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.34%	L + 5.75%; 1.00% Floor	07/01/2024	6,083	6,029	5,794
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,803	(16)	(86)
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	7.45%	L + 5.75%; 1.00% Floor	11/14/2025	10,424	10,226	10,059
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	7.38%	L + 5.75%; 1.00% Floor	11/14/2025	4,384	2,301	2,212
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,320	(25)	(46)
ConnectWise, LLC(1) (2)	IT Services	7.07%	L + 6.00%; 1.00% Floor	02/28/2025	20,066	19,687	18,611
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,537	(29)	(112)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.09%	L + 7.50%; 1.50% Floor	08/30/2024	26,900	26,413	22,865
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development	9.24%	L + 7.50%; 1.50% Floor	08/30/2024	7,910	4,003	2,926
CorePower Yoga LLC(2)	Diversified Consumer Services	5.47%	L + 4.50%	05/14/2025	9,289	9,167	8,360
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	148	(2)	(15)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	633	(8)	(63)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	6.82%	L + 5.75%; 1.00% Floor	10/03/2025	18,135	17,918	15,415
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	6.82%	L + 5.75%; 1.00% Floor	10/03/2025	1,291	760	581
E2open, LLC(1) (2)	Software	7.36%	L + 5.75%; 1.00% Floor	11/26/2024	18,806	18,639	17,959
Elemica Parent, Inc.(1) (2)	Chemicals	6.39%	L + 5.50%	09/18/2025	3,611	3,527	3,340
Elemica Parent, Inc.(1) (2) (3)	Chemicals	6.68%	L + 5.50%	09/18/2025	470	333	309
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	700	(8)	(53)
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	6,414	6,322	6,141
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	1,365	1,345	1,307
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,729	(19)	(116)
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	8,889	8,718	8,289
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.93%	L + 5.00%	05/15/2026	7,161	7,032	5,067
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	8.24%	L + 6.50%; 1.00% Floor	02/05/2026	33,643	32,983	32,886
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	02/05/2026	4,486	(88)	(101)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.20%	L + 6.75%; 1.00% Floor	07/09/2025	26,888	26,525	24,199
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	2,186	1,228	1,038
Instructure Holdings(2)	Diversified Consumer Services	8.21%	L + 7.00%; 1.00% Floor	03/24/2026	47,612	47,019	47,017
Instructure Holdings(2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	3,690	(46)	(46)

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of March 31, 2020

(in thousands, except unit and per unit amounts) (continued)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount /Shares (++)	Cost	Fair Value
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	7.08%	L + 6.00%; 1.00% Floor	03/26/2025	$20,197	$19,824	$19,188
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	03/26/2025	1,263	—	(63)
MRI Software LLC	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	14,412	14,274	12,539
MRI Software LLC(3)	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	1,143	560	422
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	2,506	(16)	(326)
Picture Head Midco LLC(1) (2)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	19,778	19,364	17,899
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	01/02/2025	17,413	17,165	16,455
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.95%	L + 5.50%; 1.00% Floor	10/15/2025	17,516	17,433	14,363
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	9,859	9,814	9,119
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	1,806	895	768
Selectquote, Inc.(2)	Insurance	7.03%	L + 6.00%; 1.00% Floor	11/05/2024	15,700	15,407	14,130
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.25%	L + 5.25%; 1.00% Floor	08/15/2025	17,031	16,798	16,137
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.28%	L + 5.25%; 1.00% Floor	08/15/2025	2,361	2,329	2,237
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	5,902	(44)	(310)
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	7.70%	L + 6.25%; 1.00% Floor	07/02/2025	19,340	19,029	16,922
Villa Bidco Inc (dba Authority Brands)(2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	19,855	19,412	19,408
Villa Bidco Inc (dba Authority Brands)(2) (3)	Diversified Consumer Services	8.00%	L + 5.75%; 1.00% Floor	03/21/2025	1,592	404	404
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2023	10,988	10,897	10,768
VRC Companies, LLC (dba Vital Records Control) (3)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2023	12,395	5,667	5,661
WebPT, Inc.(1) (2)	Health Care Technology	8.36%	L + 6.75%; 1.00% Floor	08/28/2024	12,701	12,472	11,653
WebPT, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.75%; 1.00% Floor	08/28/2024	1,323	1,300	1,214
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,588	(14)	(131)
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	7.50%	L + 6.50%; 1.00% Floor	06/13/2025	34,011	33,403	33,160
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,401	(59)	(85)
WorkForce Software, LLC(1) (2)	Software	8.11%	L + 6.50%; 1.00% Floor	07/31/2025	11,104	10,902	10,382
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	980	(18)	(64)
Total 1st Lien/Senior Secured Debt						539,696	506,674

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund - 29.52% #
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^	0.34%(5)	110,861,762	$110,862	$110,862
Total Investments in Affiliated Money Market Fund			110,862	110,862
TOTAL INVESTMENTS - 164.43%			$650,558	$617,536
LIABILITIES IN EXCESS OF OTHER ASSETS - (64.43%)				$(241,974)
NET ASSETS - 100.00%				$375,562

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 1.00%, 1.18%, 1.45%, 1.26%, 0.99% and 0.50%. As of March 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2020.

(++)	The total par amount is presented for debt investments. Par amount is denominated in U.S. Dollars ("$").
#	Percentages are based on net assets.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of March 31, 2020

(in thousands, except unit and per unit amounts) (continued)

(Unaudited)

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 "Significant Agreements and Related Party Transactions".
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020 the aggregate fair value of these securities is $33,075 or 5.11% of the Company's total assets.

(5)	The rate shown is the annualized seven-day yield as of March 31, 2020.

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of December 31, 2019

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 178.08%#
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	7.65%	L + 5.75%; 1.00% Floor	06/16/2023	$2,266	$2,244	$2,244
Acquia, Inc.(2)	Software	8.91%	L + 7.00%; 1.00% Floor	10/31/2025	18,077	17,723	17,716
Acquia, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,933	(38)	(39)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.55%	L + 5.75%; 1.00% Floor	08/19/2025	7,895	7,820	7,816
Bullhorn, Inc.(1) (2)	Professional Services	7.44%	L + 5.50%; 1.00% Floor	10/01/2025	13,981	13,778	13,771
Bullhorn, Inc.(1) (2) (3)	Professional Services	7.46%	L + 5.50%; 1.00% Floor	10/01/2025	1,155	214	214
Bullhorn, Inc.(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	10/01/2025	693	(10)	(10)
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	6,098	6,041	6,037
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,803	(17)	(18)
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.66%	L + 5.75%; 1.00% Floor	11/14/2025	10,450	10,245	10,241
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,320	(26)	(26)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	4,390	(43)	(44)
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	9,506	9,353	9,316
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	6,285	6,182	6,159
ConnectWise, LLC(2)	IT Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2025	20,117	19,720	19,865
ConnectWise, LLC(2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,537	(30)	(19)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	26,900	26,391	26,362
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	7,910	(74)	(158)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	7,772	7,665	7,655
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	633	(8)	(10)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	1,689	(23)	(25)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	7.55%	L + 5.75%; 1.00% Floor	10/03/2025	18,181	17,955	18,181
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services		L + 5.75%; 1.00% Floor	10/03/2025	1,291	(16)	—
E2open, LLC(1) (2)	Software	7.66%	L + 5.75%; 1.00% Floor	11/26/2024	18,853	18,679	18,664
Elemica Parent, Inc.(1) (2)	Chemicals	7.40%	L + 5.50%	09/18/2025	3,620	3,533	3,529
Elemica Parent, Inc.(1) (2) (3)	Chemicals	7.40%	L + 5.50%	09/18/2025	470	146	146
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	700	(8)	(18)
Eptam Plastics, Ltd.(2)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	6,414	6,319	6,318
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	1,365	321	321
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,729	(20)	(20)
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	8,889	(88)	(89)
GlobalTranz Enterprises, Inc.(2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	7,179	7,045	6,533
GlobalTranz Enterprises, Inc.(2) (3)	Road & Rail		L + 5.00%	05/15/2026	1,862	—	(168)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.71%	L + 6.75%; 1.00% Floor	07/09/2025	26,888	26,384	26,350
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	8.54%	L + 6.75%; 1.00% Floor	07/09/2025	2,186	288	284
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	20,248	19,858	19,894
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	1,263	—	(22)
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	19,778	19,337	19,481
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	17,456	17,198	17,194
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	17,560	17,474	17,472
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	9,883	9,837	9,784
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	1,806	(8)	(18)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	15,700	15,394	15,386
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	17,074	16,831	16,775
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	2,361	85	77

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of December 31, 2019

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	$5,902	$(47)	$(103)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	19,388	19,065	19,195
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	11,014	7,156	7,172
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	12,701	12,461	12,447
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,323	(25)	(26)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,588	(15)	(32)
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	34,011	33,380	33,330
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,401	(62)	(68)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	11,104	10,894	10,882
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	980	(18)	(20)
Total 1st Lien/Senior Secured Debt						406,440	405,878
TOTAL INVESTMENTS - 178.08%						$406,440	$405,878
LIABILITIES IN EXCESS OF OTHER ASSETS - (78.08%)							$(177,953)
NET ASSETS - 100.00%							$227,925

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.00%, 1.91%, 1.91%, 1.83%, 1.76% and 1.63%. As of December 31, 2019, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

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

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

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

On March 25, 2019 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common units of the Company’s limited liability company interests (“Units”) in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice. On February 26, 2020, the Company’s board of directors (the “Board of Directors” or the “Board”) approved an extension of the final date on which the Company will accept Subscription Agreements (the “Final Closing Date”) to September 26, 2020.

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date in the Company’s private offering, provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the unitholders of the Company (the “Unitholders”), for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

For the Three Months Ended
March 31, 2020
Prepayment premiums	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$239

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2020 and December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2020 and December 31, 2019, the Company held $17,855 and $6,605 in cash.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. ASU 2020-04 is elective and is effective on March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

For the three months ended March 31, 2020, Management Fees amounted to $1,132. As of March 31, 2020, $1,132 remained payable.

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

For the three months ended March 31, 2020, the Company accrued an unvested Incentive Fees of $0. As of March 31, 2020, $0 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $110. As of March 31, 2020, $66 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2020, the Company incurred expenses for services provided by the Transfer Agent of $20. As of March 31, 2020, $106 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest, and Other Income
For the Three Months Ended March 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$207,032	$(96,170)	$—	$—	$110,862	$9
Total Non-Controlled Affiliates	$—	$207,032	$(96,170)	$—	$—	$110,862	$9

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due To Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2020 and December 31, 2019, there were $267 and $179 included within Accrued expenses and other liabilities, $30 and $0 included within Interest and other expense payable, $201 and $37 included within Accrued offering costs, and $22 and $22 included within Accrued organization costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	March 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$539,696	$506,674	$406,440	$405,878
Total Investments	$539,696	$506,674	$406,440	$405,878

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Consumer Services	18.0%	24.2%	6.4%	11.3%
Software	15.4	20.8	11.6	20.7
Real Estate Management & Development	14.1	19.0	14.6	26.1
Hotels, Restaurants & Leisure	8.1	10.9	8.5	15.1
Health Care Providers & Services	7.9	10.7	13.7	24.3
Health Care Equipment & Supplies	6.7	9.1	8.8	15.6
Professional Services	5.3	7.1	5.9	10.6
Interactive Media & Services	3.8	5.1	4.9	8.7
Commercial Services & Supplies	3.7	5.0	2.3	4.1
IT Services	3.7	4.9	4.9	8.7
Entertainment	3.5	4.8	4.8	8.6
Trading Companies & Distributors	2.8	3.8	4.3	7.7
Insurance	2.8	3.8	3.8	6.8
Health Care Technology	2.5	3.4	3.0	5.4
Road & Rail	1.0	1.3	1.6	2.8
Chemicals	0.7	1.0	0.9	1.6
Total	100.0%	134.9%	100.0%	178.1%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2020	December 31, 2019
United States	93.5%	91.8%
Canada	6.5	8.2
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available: (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including: (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii)Market yields implied by transactions of similar or related assets.

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2020(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$352,989	• Discount Rate	7.4% - 13.6% (9.0%)

(1)

Included within Level 3 assets of $486,192 is an amount of $133,203 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $352,989 or 72.6% of Level 3 bank loans, corporate debt, and other debt obligations

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

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

Level 3 Instruments	Level 3 Assets as of December 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$234,677	• Discount Rate	7.1% - 10.3% (8.6%)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$20,482	$486,192	$506,674	$—	$6,365	$399,513	$405,878
Investments in Affiliated Money Market Fund	110,862	—	—	110,862	—	—	—	—
Total assets	$110,862	$20,482	$486,192	$617,536	$—	$6,365	$399,513	$405,878

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2020
1st Lien/Senior Secured Debt	$399,513	$149,258	$—	$(28,447)	$(16,514)	$563	$—	$(18,181)	$486,192	$(28,507)
Total assets	$399,513	$149,258	$—	$(28,447)	$(16,514)	$563	$—	$(18,181)	$486,192	$(28,507)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2020, approximates its carrying value because the Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 240% and 225%.

As of the date indicated, the Company’s outstanding debt was as follows:

	March 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Revolving Credit Facility(1)(2)	$500,000	$230,800	$269,200	$400,000	$218,000	$182,000
Total Debt	$500,000	$230,800	$269,200	$400,000	$218,000	$182,000

(1)	As of March 31, 2020, all outstanding borrowings were in USD.
(2)	Provides, under certain circumstances, a total borrowing capacity of $500,000.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the Revolving Credit Facility on July 31, 2019, December 6, 2019, and January 27, 2020. Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $500,000 as of March 31, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

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

Costs of $2,697 were incurred in connection with obtaining and amending the Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Statement of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2020 and December 31, 2019, outstanding deferred financing costs were $1,770 and $1,727.

The below table presents the summary information of the Revolving Credit Facility:

For the Three Months Ended
March 31, 2020
Borrowing interest expense	$1,738
Facility fees	179
Amortization of financing costs	389
Total	$2,306
Weighted average interest rate	3.69%
Average outstanding balance	$189,547

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,333,348	$928,902	30%	$1,021,222	$791,447	23%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	$3,797	$7,910	$(570)	$(158)
VRC Companies, LLC (dba Vital Records Control)	2/25/2021	6,486	—	(130)	—
CorePower Yoga LLC	5/14/2021	148	1,689	(15)	(25)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	1,803	1,803	(86)	(18)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	5,902	5,902	(310)	(103)
WebPT, Inc.	8/28/2021	1,588	1,588	(131)	(32)
Elemica Parent, Inc.	9/18/2021	700	700	(53)	(18)
Bullhorn, Inc.	10/1/2021	751	924	(34)	(14)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	2,019	4,390	(71)	(44)
Eptam Plastics, Ltd.	12/6/2021	2,729	2,729	(116)	(20)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	89	8,889	(5)	(89)
MRI Software LLC	2/10/2022	2,506	—	(326)	—
ConnectWise, LLC	2/28/2025	1,537	1,537	(112)	(19)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	1,153	—	(26)	—
Mailgun Technologies, Inc.	3/26/2025	1,263	1,263	(63)	(22)
CorePower Yoga LLC	5/14/2025	633	633	(63)	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,401	3,401	(85)	(68)
Riverpoint Medical, LLC	6/21/2025	903	1,806	(68)	(18)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	929	1,858	(93)	(37)
WorkForce Software, LLC	7/31/2025	980	980	(64)	(20)
Elemica Parent, Inc.	9/18/2025	126	313	(9)	(8)
CST Buyer Company (dba Intoxalock)	10/3/2025	516	1,291	(77)	—
Acquia, Inc.	10/31/2025	1,933	1,933	(96)	(39)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	1,320	1,320	(46)	(26)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	4,486	—	(101)	—
MRI Software LLC	2/10/2026	571	—	(74)	—
Instructure Holdings	3/24/2026	3,690	—	(46)	—
GlobalTranz Enterprises, Inc.	5/15/2020	—	1,862	—	(168)
VRC Companies, LLC (dba Vital Records Control)	7/31/2020	—	3,760	—	(28)
WebPT, Inc.	8/28/2024	—	1,323	—	(26)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	—	2,243	—	(39)
Bullhorn, Inc.	10/1/2025	—	693	—	(10)
Eptam Plastics, Ltd.	12/6/2025	—	1,023	—	(15)
Total 1st Lien/Senior Secured Debt		$51,959	$63,763	$(2,870)	$(1,074)
Total		$51,959	$63,763	$(2,870)	$(1,074)

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
Total capital drawdowns	1,755,656	$174,671

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44

9.EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

For the Three Months Ended
March 31, 2020
Net increase (decrease) in Members’ Capital resulting from operations	$(27,034)
Weighted average Units outstanding	2,693,389
Basic and diluted earnings (loss) per unit	$(10.04)

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the Three Months Ended March 31, 2020
Per Unit Data:(1)
NAV, beginning of period	$98.53
Net investment income	2.01
Net realized and unrealized gains (losses)(2)	(8.24)
Income tax provision, realized and unrealized gains	-
Net increase (decrease) in net assets resulting from operations(2)	(6.23)
Distributions declared from net investment income	—
Total increase (decrease) in net assets	(6.23)
NAV, end of period	$92.30
Units outstanding, end of period	4,068,933
Weighted average units outstanding	2,693,389
Total return based on NAV(3)	(6.32)%
Ratio/Supplemental Data:
Members’ Capital, end of period	$375,562
Ratio of net expenses to average Members’ Capital(4)	6.41%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(4)	2.73%
Ratio of interest and other debt expenses to average Members’ Capital(4)	3.68%
Ratio of incentive fees to average Members’ Capital(4)	—%
Ratio of total expenses to average Members’ Capital(4)	6.41%
Ratio of net investment income to average Members’ Capital(4)	9.18%
Average debt outstanding	$189,547
Average debt per unit(5)	$70.37
Portfolio turnover	4%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns.
(3)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(5)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Financial Condition date have been evaluated through the date the unaudited financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On April 17, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 312,920 common units for an aggregate offering price of approximately $28,892. The common units were issued on April 24, 2020.

On April 29, 2020, the Company paid net investment income distribution for the period January 1, 2020 to March 31, 2020 of $5,844, or $1.44 per unit to Unitholders of record as of April 3, 2020.

On May 5, 2020, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2020 through June 30, 2020, payable on or about July 27, 2020 to Unitholders of record as of July 3, 2020.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2020, we have originated $622.07 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages,” in our annual report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others.  The emergence of COVID-19 has created economic and financial disruptions that during the first quarter adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. The largest five industries in the investment portfolio as of March 31, 2020, are Diversified Consumer Services, Software, Real Estate Management & Development, Hotels, Restaurants & Leisure, and Health Care Providers & Services. As of March 31, 2020, 8.1% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure. Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders, for which we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and executed on its business continuity planning (the “BCP”) strategy. Goldman Sachs priority has been to safeguard its employees and to ensure continuity of business operations on behalf of our investors. Goldman Sachs has a central team that manages its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’s BCP, nearly all of its employees are working remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors” or the “Board”). Furthermore, we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in Part II.

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

Leverage

The Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 240% and 225%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$539.70	$506.67	100.0%	$406.44	$405.88	100.0%
Total Investments	$539.70	$506.67	100.0%	$406.44	$405.88	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.8%	9.2%	8.4%	8.4%
Total Portfolio	7.8%	9.2%	8.4%	8.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

As of March 31, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 7.8% and 9.2%, as compared to 8.4% and 8.4%, at December 31, 2019. The change in weighted average yield at amortized cost and fair value both on the total portfolio level and individual lien type was driven by the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

As of
	March 31, 2020	December 31, 2019
Number of portfolio companies	32	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.6x	5.6x
Weighted average interest coverage(3)	2.5x	2.4x
Median EBITDA(3)	$42.91 million	$42.05 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 31.4% and 20.5% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•

Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

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

	As of
	March 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	0.0%	$15.48	3.8%
Grade 2	444.88	87.8	390.40	96.2
Grade 3	61.79	12.2	—	—
Grade 4	—	—	—	—
Total Investments	$506.67	100.0%	$405.88	100.0%

The decrease in investments with a grade 1 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily due to the repayment of investments with an aggregate fair value of $15.48 million. The increase in investments with a grade 3 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic.  Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$539.70	100.0%	$406.44	100.0%
Non-accrual	—	—	—	—
Total Investments	$539.70	100.0%	$406.44	100.0%

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

The following table shows our investment activity by investment type:

For the Three Months Ended
March 31, 2020
($ in millions)
New investments committed at cost:
Gross originations	$139.08
Less: Syndications(1)	—
Net amount of new investments committed at cost:	$139.08
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$139.08
Total	$139.08
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$16.42
Total	$16.42
Net increase (decrease) in portfolio	$122.66
Number of new portfolio companies with new investment commitments(3)	4
Total new investment commitment amount in new portfolio companies(3)	$126.93
Average new investment commitment amount in new portfolio companies(3)	$31.73
Number of existing portfolio companies with new investment commitments(3)	1
Total new investment commitment amount in existing portfolio companies(3)	$12.15
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	—%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.2%
Weighted average yield on new investment commitments(2)(3)(6)	8.2%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	8.0%
Weighted average yield on investments sold or paid down(8)(9)	8.0%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

For the Three Months Ended
March 31, 2020
($ in millions)
Total investment income	$9.76
Net expenses	(4.33)
Net investment income	5.43
Net realized gain (loss) on investments	—
Net unrealized appreciation (depreciation) on investments	(32.46)
Net increase (decrease) in Members’ Capital resulting from operations	$(27.03)

Net increase (decrease) in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

For the Three Months Ended
March 31, 2020
($ in millions)
Interest	$9.61
Dividend income	0.01
Other income	0.14
Total investment income	$9.76

Investment Income

Investment income for the three months ended March 31, 2020, was driven by our deployment of capital and increasing invested balance.

Expenses

For the Three Months Ended
March 31, 2020
($ in millions)
Interest and other debt expenses	$2.31
Management fees	1.13
Offering costs	0.42
Organization expenses	—
Professional fees	0.12
Administration, custodian and transfer agent fees	0.13
Directors’ fees	0.09
Other expenses	0.13
Total expenses	$4.33

Interest and other debt expenses

Interest and other debt expenses for the three months ended March 31, 2020, was $2.31 million.

Management Fees

For the three months ended March 31, 2020, we accrued management fees of $1.13 million.

Organization Expenses and Offering Costs

We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three months ended March 31, 2020, we accrued offering costs of $0.42 million. For the three months ended March 31, 2020, we did not incur any organization costs.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the Three Months Ended
March 31, 2020
($ in millions)
Unrealized appreciation	$0.06
Unrealized depreciation	(32.52)
Net change in unrealized appreciation (depreciation) on investments	$(32.46)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2020
($ in millions)
Portfolio Company:
Clarkson Eyecare, LLC (dba EyeCare Partners)	$0.06
GlobalTranz Enterprises, Inc.	(1.29)
ConnectWise, LLC	(1.32)
Picture Head Midco LLC	(1.61)
MRI Software LLC	(2.18)
Viant Medical Holdings, Inc.	(2.24)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	(2.48)
CST Buyer Company (dba Intoxalock)	(2.92)
PT Intermediate Holdings III, LLC (dba Parts Town)	(3.07)
Convene 237 Park Avenue, LLC (dba Convene)	(4.51)
Other, net	(10.90)
Total	$(32.46)

(1)	For the three months ended March 31, 2020, other, net includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(10.90) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2020 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic.  Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVD-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

Valuations of investments are more difficult to determine when a severe economic shock occurs.  Recent market conditions, characterized by dislocations of asset prices, higher volatility and reduced price transparency have made it more challenging to determine the fair value of some of our investments.  Valuation under the current circumstances has required greater use of judgment. For further information about fair value measurements, see Note 5 “Fair Value Measurement” to our financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 240% and 225%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2020, we had cash of approximately $17.86 million, an increase of $11.25 from December 31, 2019. Cash used for operating activities for three months ended March 31, 2020 was approximately $245.64 million, primarily driven by purchases of investments of $149.26 million, net purchases of investments in affiliated money market fund of $110.86 and a decrease in Members’ Capital resulting from operations of $27.03 million, offset by proceeds from sales and principal repayments of $16.58 million, other operating activities of $24.93 million. Cash provided by financing activities for the three months ended March 31, 2020 was approximately $256.89 million, primarily driven by proceeds from the issuance of common Units of $174.67 million and borrowings on debt of $152.30 million, offset by repayments on debt of $65.10 million, distributions paid of $4.59 million and other financing activities of $0.39 million.

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary (subject to regulatory approvals).

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,333.35	$928.90	30%	$1,021.22	$791.45	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
Total capital drawdowns	1,755,656	$174.67

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

The following table shows our contractual obligations as of March 31, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$269.20	$—	$269.20	$—	$—

Revolving Credit Facility

We entered into the Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the Revolving Credit Facility on July 31, 2019 December 6, 2019, and January 27, 2020.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $500.00 million as of March 31, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

Under the Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the Revolving Credit Facility is the prevailing LIBOR for one month (the “Applicable LIBOR”) plus 2.15% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.15% per annum. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

For further details, see Note 6 “Debt – Revolving Credit Facility” to our consolidated financial statements included in this report.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$51.96	$63.76
Total	$51.96	$63.76

We had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,333.35	$928.90	30%

RECENT DEVELOPMENTS

On April 17, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 312,920 common units for an aggregate offering price of approximately $28.89. The common units were issued on April 24, 2020.

On April 29, 2020, the Company paid net investment income distribution for the period January 1, 2020 to March 31, 2020 of $5.84, or $1.44 per unit to Unitholders of record as of April 3, 2020.

On May 5, 2020, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2020 through June 30, 2020, payable on or about July 27, 2020 to Unitholders of record as of July 3, 2020.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report.  We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of March 31, 2020 and December 31, 2019, on a fair value basis, 100.0% and of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$12.85	$(7.52)	$5.33
Up 200 basis points	8.56	(5.01)	3.55
Up 100 basis points	4.27	(2.51)	1.76
Up 75 basis points	3.20	(1.88)	1.32
Up 50 basis points	2.13	(1.25)	0.88
Up 25 basis points	1.05	(0.63)	0.42
Down 25 basis points	(0.66)	0.63	(0.03)
Down 50 basis points	(1.19)	1.25	0.06
Down 75 basis points	(1.23)	1.88	0.65
Down 100 basis points	(1.27)	2.49	1.22
Down 200 basis points	(1.30)	2.49	1.19
Down 300 basis points	(1.30)	2.49	1.19

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 20, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events could adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We could be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events could disrupt the processes necessary for our operations. This could create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements, under the 1940 Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption following the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required.  As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facility. If we are unable to do so, amounts drawn under the Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for three months ended March 31, 2020:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
Total capital drawdowns	1,755,656	$174.67

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

10.1

Third Amendment to Revolving Credit Agreement, dated as of January 27, 2020, by and among the Company, as Borrower, and MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56502), filed on January 30, 2020).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 15, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)