Form 10-Q
period 2020-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2020-08-12
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐     NO  ☒

The number of the registrant’s limited liability company common units outstanding as of August 12, 2020 was 5,788,262.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Statements of Financial Condition as of June 30, 2020 (Unaudited) and December 31, 2019	4
	Statements of Operations for the three and six months ended June 30, 2020 and for the period from April 11, 2019 (commencement of operations) to June 30, 2019 (Unaudited)	5
	Statements of Changes in Members’ Capital for the three and six months ended June 30, 2020 and for the period from April 11, 2019 (commencement of operations) to June 30, 2019 (Unaudited)	6
	Statements of Cash Flows for the six months ended June 30, 2020 and for the period from April 11, 2019 (commencement of operations) to June 30, 2019 (Unaudited)	7
	Schedules of Investments as of June 30, 2020 (Unaudited) and December 31, 2019	8
	Notes to the Financial Statements (Unaudited)	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4.	Controls and Procedures	41

PART II	OTHER INFORMATION	41
ITEM 1.	Legal Proceedings	41
ITEM 1A.	Risk Factors	41
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	45
ITEM 4.	Mine Safety Disclosures	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	45

SIGNATURES		47

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to qualify for and maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $598,843 and $406,440)	$575,372	$405,878
Cash	7,954	6,605
Receivable for investments sold	36	—
Receivable for common units sold	—	148
Interest and dividends receivable	2,384	1,520
Deferred financing costs	1,371	1,727
Deferred offering costs	—	360
Other assets	36	5
Total assets	$587,153	$416,243
Liabilities
Debt	$169,200	$182,000
Interest and other debt expenses payable	436	378
Management fees payable	1,474	678
Distribution payable	—	4,585
Accrued offering costs	33	104
Accrued organization costs	10	22
Directors’ fees payable	86	—
Accrued expenses and other liabilities	492	551
Total liabilities	$171,731	$188,318
Commitments and Contingencies (Note 7)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (4,381,853 and 2,313,277 units issued and outstanding as of June 30, 2020 and December 31, 2019)	432,395	228,832
Distributable earnings	(16,973)	(907)
TOTAL MEMBERS’ CAPITAL	$415,422	$227,925
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$587,153	$416,243
Net asset value per unit	$94.81	$98.53

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$10,994	$374	$20,608	$374
Other income	106	5	239	5
Total investment income from non-controlled/non-affiliated investments	11,100	379	20,847	379
From non-controlled affiliated investments:
Dividend income	22	50	31	50
Total investment income from non-controlled affiliated investments	22	50	31	50
Total investment income	$11,122	$429	$20,878	$429
Expenses:
Interest and other debt expenses	$1,740	$248	$4,046	$248
Management fees	1,474	154	2,606	154
Offering costs	39	239	457	239
Organization expenses	—	157	—	157
Professional fees	159	118	282	118
Administration, custodian and transfer agent fees	171	107	301	107
Directors’ fees	89	19	179	19
Other expenses	189	18	320	18
Total expenses	$3,861	$1,060	$8,191	$1,060
NET INVESTMENT INCOME	$7,261	$(631)	$12,687	$(631)

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	9,551	(65)	(22,909)	(65)
Net realized and unrealized gains (losses)	$9,551	$(65)	$(22,909)	$(65)
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL RESULTING FROM OPERATIONS	$16,812	$(696)	$(10,222)	$(696)
Weighted average units outstanding	4,302,763	301,230	3,498,076	301,230
Net investment income per unit (basic and diluted)	$1.69	$(2.09)	$3.63	$(2.09)
Earnings (loss) per unit (basic and diluted)	$3.91	$(2.31)	$(2.92)	$(2.31)

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Members’ Capital at beginning of period	$375,562	$—	$227,925	$—
Increase (decrease) in Members’ Capital resulting from operations:
Net investment income	$7,261	$(631)	$12,687	$(631)
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	9,551	(65)	(22,909)	(65)
Net increase (decrease) in Members’ Capital resulting from operations	$16,812	$(696)	$(10,222)	$(696)
Distributions to Unitholders from:
Distributable earnings	$(5,844)	$—	$(5,844)	$—
Total distributions to Unitholders	$(5,844)	$—	$(5,844)	$—
Capital transactions:
Issuance of units	$28,892	$84,407	$203,563	$84,407
Net increase in Members’ Capital resulting from capital transactions	$28,892	$84,407	$203,563	$84,407
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$39,860	$83,711	$187,497	$83,711
Members’ Capital at end of period	$415,422	$83,711	$415,422	$83,711
Distributions declared per unit	$1.44	$—	$1.44	$—

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital resulting from operations:	$(10,222)	$(696)
Adjustments to reconcile net increase (decrease) in Members’ Capital resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(216,848)	(89,377)
Payment-in-kind interest capitalized	(28)	—
Investments in affiliated money market fund, net	—	(659)
Proceeds from sales of investments and principal repayments	25,531	3,958
Net change in unrealized (appreciation) depreciation on investments	22,909	65
Amortization of premium and accretion of discount, net	(1,058)	(14)
Amortization of deferred financing costs	792	69
Amortization of deferred offering costs	457	239
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(36)	—
(Increase) decrease in receivable for common units sold	148	(762)
(Increase) decrease in interest and dividends receivable	(864)	(226)
(Increase) decrease in other assets	(31)	(3)
Increase (decrease) in interest and other debt expenses payable	58	87
Increase (decrease) in management fees payable	796	154
Increase (decrease) in accrued organization costs	(12)	147
Increase (decrease) in directors’ fees payable	86	19
Increase (decrease) in accrued expenses and other liabilities	(59)	252
Net cash provided by (used for) operating activities	$(178,381)	$(86,747)
Cash flows from financing activities:
Proceeds from issuance of common units	$203,563	$84,407
Offering costs paid	(168)	(10)
Distributions paid	(10,429)	—
Financing costs paid	(436)	(955)
Borrowings on debt	205,300	136,700
Repayments of debt	(218,100)	(55,800)
Net cash provided by (used for) financing activities	$179,730	$164,342
Net increase (decrease) in cash	1,349	77,595
Cash, beginning of period	6,605	—
Cash, end of period	$7,954	$77,595
Supplemental and non-cash financing activities
Interest expense paid	$2,939	$91
Accrued but unpaid deferred financing costs	$—	$265
Accrued but unpaid offering costs	$33	$1,071

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of June 30, 2020

(in thousands, except unit and per unit amounts)

(Unaudited)

					Par
Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 138.50% #
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$2,255	$2,235	$2,187
Acquia, Inc.(1) (2)	Software	8.00%	L + 7.00%; 1.00% Floor	10/31/2025	18,077	17,747	17,490
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,933	(34)	(63)
Apptio, Inc.(2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	26,813	25,898	25,875
Apptio, Inc.(2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	769	(31)	(27)
Axiom Software(2) (3)	Health Care Technology			07/31/2027	38,238	—	—
Axiom Software(2) (3)	Health Care Technology			07/31/2026	5,975	—	—
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2)	Hotels, Restaurants & Leisure	6.75%	L + 5.75%; 1.00% Floor	08/19/2025	7,855	7,786	7,227
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	13,911	13,723	13,493
Bullhorn, Inc.(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	10/01/2025	693	684	672
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	230	227	223
Bullhorn, Inc.(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	924	161	145
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.34%	L + 5.75%; 1.00% Floor	07/01/2024	6,067	6,016	5,764
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	1,803	(15)	(90)
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	10,398	10,208	10,060
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	4,378	2,297	2,216
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,320	(24)	(43)
ConnectWise, LLC(1) (2)	IT Services	7.07%	L + 6.00%; 1.00% Floor	02/28/2025	20,016	19,653	19,265
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,537	(27)	(58)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.09%	L + 7.50%; 1.50% Floor	08/30/2024	26,900	26,436	22,865
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.13%	L + 7.50%; 1.50% Floor	08/30/2024	7,910	7,805	6,723
CorePower Yoga LLC(2)	Diversified Consumer Services	5.61%	L + 4.75%	05/14/2025	9,266	9,150	8,339
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	148	(2)	(15)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	633	(8)	(63)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	6.32%	L + 5.25%; 1.00% Floor	10/03/2025	18,090	17,881	15,919
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	6.32%	L + 5.25%; 1.00% Floor	10/03/2025	1,291	760	620
E2open, LLC(1) (2)	Software	6.75%	L + 5.75%; 1.00% Floor	11/26/2024	18,758	18,600	18,195
Elemica Parent, Inc.(1) (2)	Chemicals	5.81%	L + 5.50%	09/18/2025	3,602	3,521	3,341
Elemica Parent, Inc.(1) (2) (3)	Chemicals	5.98%	L + 5.50%	09/18/2025	470	334	310
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	700	(8)	(51)
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	6,398	6,309	6,206
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	1,365	1,346	1,324
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,729	(19)	(82)
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	122	(1)	(6)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	8,745	8,669	8,285
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.18%	L + 5.00%	05/15/2026	7,143	7,018	5,500
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	33,643	33,006	32,970
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	4,486	253	247
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	26,888	26,539	24,603
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	2,186	683	525
iCIMS, Inc.(2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	22,131	21,385	21,301
iCIMS, Inc.(2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	369	(16)	(14)
Instructure Holdings(1) (2)	Diversified Consumer Services	8.00%	L + 7.00%; 1.00% Floor	03/24/2026	47,493	46,921	46,900
Instructure Holdings(1) (2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	3,690	(44)	(46)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.58%	L + 5.50%; 1.00% Floor	03/26/2025	20,146	19,790	19,441

The accompanying notes are part of these unaudited financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of June 30, 2020

(in thousands, except unit and per unit amounts) (continued)

(Unaudited)

					Par
Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Amount/Shares (++)	Cost	Fair Value
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.50%; 1.00% Floor	03/26/2025	$1,263	$—	$(44)
MRI Software LLC	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	15,704	15,561	14,919
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	1,143	(11)	(57)
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	1,177	(11)	(59)
Picture Head Midco LLC(1) (2)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	19,778	19,390	17,899
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	01/02/2025	17,369	17,134	16,544
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.50%	L + 5.50%; 1.00% Floor	10/15/2025	17,472	17,393	15,550
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	9,834	9,792	9,194
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 4.75%; 1.00% Floor	06/21/2025	1,806	(8)	(117)
Selectquote, Inc.(2)	Insurance	7.01%	L + 6.00%; 1.00% Floor	11/05/2024	12,006	11,793	12,006
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	08/15/2025	16,988	16,765	16,097
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	08/15/2025	5,902	1,128	871
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	08/15/2025	2,361	(31)	(124)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	19,291	18,993	17,748
Villa Bidco Inc (dba Authority Brands)(1) (2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	19,804	19,381	19,359
Villa Bidco Inc (dba Authority Brands)(1) (2) (3)	Diversified Consumer Services	8.00%	P + 4.75%	03/21/2025	1,592	405	403
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	10,960	10,876	10,878
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	12,380	6,223	6,351
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	12,701	12,483	12,161
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	1,323	1,301	1,267
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,588	(13)	(67)
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	7.50%	L + 6.50%; 1.00% Floor	06/13/2025	34,011	33,427	33,330
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,401	(56)	(68)
WorkForce Software, LLC(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	07/31/2025	11,132	10,937	10,520
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	980	(17)	(54)
Wrike, Inc.(2)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	13,600	13,196	13,192
Total 1st Lien/Senior Secured Debt						598,843	575,372
TOTAL INVESTMENTS - 138.50%						$598,843	$575,372
LIABILITIES IN EXCESS OF OTHER ASSETS - (38.50%)							$(159,950)
NET ASSETS - 100.00%							$415,422

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.55%, 0.37%, 0.30%, 0.23%, 0.16% and 0.10%, respectively. As of June 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2020.

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

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020 the aggregate fair value of these securities is $33,262 or 5.66% of the Company's total assets.

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

Goldman Sachs Private Middle Market Credit II LLC

Schedule of Investments as of December 31, 2019

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	$1,806	$(8)	$(18)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	15,700	15,394	15,386
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	17,074	16,831	16,775
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	2,361	85	77
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	5,902	(47)	(103)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	19,388	19,065	19,195
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	11,014	7,156	7,172
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	12,701	12,461	12,447
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,323	(25)	(26)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,588	(15)	(32)
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	34,011	33,380	33,330
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	3,401	(62)	(68)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	11,104	10,894	10,882
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	980	(18)	(20)
Total 1st Lien/Senior Secured Debt						406,440	405,878
TOTAL INVESTMENTS - 178.08%						$406,440	$405,878
LIABILITIES IN EXCESS OF OTHER ASSETS - (78.08%)							$(177,953)
NET ASSETS - 100.00%							$227,925

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 20, 2020. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Prepayment premiums	$—	$—	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$78	$—	$317	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2020 and December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2020 and December 31, 2019, the Company held $7,954 and $6,605 in cash.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected reference rate reform if certain criteria are met. The Company adopted this ASU in June 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted immediately, provided that the new rules are applied in their entirety from the date of early adoption. The Company is currently evaluating the impact of adopting the final rule on its consolidated financial statements.

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

For the three and six months ended June 30, 2020, Management Fees amounted to $1,474 and $2,606. As of June 30, 2020, $1,474 remained payable. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, Management Fees amounted to $154.

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

For the three and six months ended June 30, 2020, the Company accrued unvested Incentive Fees of $0 and $0. As of June 30, 2020, $0 remained payable in accordance with the terms of the Investment Advisory Agreement. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, the Company accrued unvested Incentive Fees of $0.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $139 and $249. As of June 30, 2020, $77 remained payable. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $78.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $32 and $52. As of June 30, 2020, $138 remained payable. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $29.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$262,670	$(262,670)	$—	$—	$—	$31
Total Non-Controlled Affiliates	$—	$262,670	$(262,670)	$—	$—	$—	$31

For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$139,278	$(139,278)	$—	$—	$—	$63
Total Non-Controlled Affiliates	$—	$139,278	$(139,278)	$—	$—	$—	$63

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2020 and December 31, 2019, there were $197 and $179 included within Accrued expenses and other liabilities, $0 and $0 included within Interest and other expense payable, $33 and $37 included within Accrued offering costs, and $10 and $22 included within Accrued organization costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	June 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$598,843	$575,372	$406,440	$405,878
Total Investments	$598,843	$575,372	$406,440	$405,878

The industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	17.5%	24.2%	11.6%	20.7%
Diversified Consumer Services	15.9	22.0	6.4	11.3
Real Estate Management & Development	13.5	18.7	14.6	26.1
IT Services	7.8	10.8	4.9	8.7
Hotels, Restaurants & Leisure	7.1	9.8	8.5	15.1
Professional Services	6.8	9.6	5.9	10.6
Health Care Providers & Services	6.8	9.4	13.7	24.3
Health Care Equipment & Supplies	6.0	8.3	8.8	15.6
Commercial Services & Supplies	3.4	4.7	2.3	4.1
Interactive Media & Services	3.4	4.7	4.9	8.7
Entertainment	3.1	4.3	4.8	8.6
Trading Companies & Distributors	2.7	3.7	4.3	7.7
Health Care Technology	2.3	3.2	3.0	5.4
Insurance	2.1	2.9	3.8	6.8
Road & Rail	1.0	1.3	1.6	2.8
Chemicals	0.6	0.9	0.9	1.6
Total	100.0%	138.5%	100.0%	178.1%

The geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2020	December 31, 2019
United States	94.2%	91.8%
Canada	5.8	8.2
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$417,411	Discounted cash flows	Discount Rate	7.2% - 13.9%	8.6%
As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$234,677	Discounted cash flows	Discount Rate	7.1% - 10.3%	8.6%

(1)

As of June 30, 2020, included within Level 3 assets of $546,673 is an amount of $129,262 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $417,411 or 76.4% of Level 3 bank loans, corporate debt, and other debt obligations

(2)

As of December 31, 2019, included within Level 3 assets of $399,513 is an amount of $164,836 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $234,677 or 58.7% of Level 3 bank loans, corporate debt, and other debt obligations

(3)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(4)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(5)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$28,699	$546,673	$575,372	$—	$6,365	$399,513	$405,878
Total assets	$—	$28,699	$546,673	$575,372	$—	$6,365	$399,513	$405,878

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2020
1st Lien/Senior Secured Debt	$399,513	$199,757	$—	$(20,559)	$(25,412)	$1,029	$—	$(7,655)	$546,673	$(20,638)
Total assets	$399,513	$199,757	$—	$(20,559)	$(25,412)	$1,029	$—	$(7,655)	$546,673	$(20,638)

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
1st Lien/Senior Secured Debt	$—	$89,377	$—	$(65)	$(3,958)	$14	$—	$—	$85,368	$(65)
Total assets	$—	$89,377	$—	$(65)	$(3,958)	$14	$—	$—	$85,368	$(65)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2020, approximates its carrying value because the Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 346% and 225%.

The Company’s outstanding debt was as follows:

	June 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Revolving Credit Facility(1)(2)	$500,000	$330,800	$169,200	$400,000	$218,000	$182,000
Total Debt	$500,000	$330,800	$169,200	$400,000	$218,000	$182,000

(1)	As of June 30, 2020, all outstanding borrowings were in USD.
(2)	Provides, under certain circumstances, a total borrowing capacity of $500,000.

Revolving Credit Facility

The Company entered into a Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the Revolving Credit Facility on July 31, 2019, December 6, 2019, and January 27, 2020. Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $500,000 as of June 30, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

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

Costs of $2,701 were incurred in connection with obtaining and amending the Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Statement of Financial Condition and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2020 and December 31, 2019, outstanding deferred financing costs were $1,371 and $1,727.

The below table presents the summary information of the Revolving Credit Facility:

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to		For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Borrowing interest expense	$1,126	$137		$2,864	$137
Facility fees	212	42		391	42
Amortization of financing costs	402	69		791	69
Total	$1,740	$248		$4,046	$248
Weighted average interest rate	2.76%	4.66%	*	3.26%	4.66%	*
Average outstanding balance	$163,837	$19,429	*	$176,692	$19,429	*

*	Amount was calculated beginning on May 7, 2019, the date in which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,333,348	$900,009	33%	$1,021,222	$791,447	23%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
VRC Companies, LLC (dba Vital Records Control)	2/25/2021	$5,936	$—	$(45)	$—
CorePower Yoga LLC	5/14/2021	148	1,689	(15)	(25)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	1,803	1,803	(90)	(18)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	4,722	5,902	(248)	(103)
WebPT, Inc.	8/28/2021	1,588	1,588	(67)	(32)
Elemica Parent, Inc.	9/18/2021	700	700	(51)	(18)
Bullhorn, Inc.	10/1/2021	751	924	(23)	(14)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	2,019	4,390	(66)	(44)
Eptam Plastics, Ltd.	12/6/2021	2,729	2,729	(82)	(20)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	122	8,889	(6)	(89)
MRI Software LLC	2/10/2022	1,177	—	(59)	—
iCIMS, Inc.	9/12/2024	369	—	(14)	—
Apptio, Inc.	1/10/2025	769	—	(27)	—
ConnectWise, LLC	2/28/2025	1,537	1,537	(58)	(19)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	1,153	—	(26)	—
Mailgun Technologies, Inc.	3/26/2025	1,263	1,263	(44)	(22)
CorePower Yoga LLC	5/14/2025	633	633	(63)	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,401	3,401	(68)	(68)
Riverpoint Medical, LLC	6/21/2025	1,806	1,806	(117)	(18)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	1,476	1,858	(125)	(37)
WorkForce Software, LLC	7/31/2025	980	980	(54)	(20)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	2,361	2,243	(124)	(39)
Elemica Parent, Inc.	9/18/2025	126	313	(9)	(8)
CST Buyer Company (dba Intoxalock)	10/3/2025	516	1,291	(62)	—
Acquia, Inc.	10/31/2025	1,933	1,933	(63)	(39)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	1,320	1,320	(43)	(26)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	4,149	—	(83)	—
MRI Software LLC	2/10/2026	1,143	—	(57)	—
Instructure Holdings	3/24/2026	3,690	—	(46)	—
Axiom Software	7/31/2026	5,795	—	—	—
Axiom Software	7/31/2027	37,091	—	—	—
GlobalTranz Enterprises, Inc.	5/15/2020	—	1,862	—	(168)
VRC Companies, LLC (dba Vital Records Control)	7/31/2020	—	3,760	—	(28)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	—	7,910	—	(158)
WebPT, Inc.	8/28/2024	—	1,323	—	(26)
Bullhorn, Inc.	10/1/2025	—	693	—	(10)
Eptam Plastics, Ltd.	12/6/2025	—	1,023	—	(15)
Total 1st Lien/Senior Secured Debt		$93,206	$63,763	$(1,835)	$(1,074)
Total		$93,206	$63,763	$(1,835)	$(1,074)

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
April 24, 2020	312,920	28,892
Total capital drawdowns	2,068,576	$203,563

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
May 3, 2019	324,643	$32,464
June 21, 2019	524,568	51,943
Total capital drawdowns	849,211	$84,407

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
March 4, 2020	July 6, 2020	July 31, 2020	$1.67

For the period from April 11, 2019 (commencement of operations) to June 30, 2019, no distributions had been declared or paid by the Company.

9.	EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase (decrease) in Members’ Capital resulting from operations	$16,812	$(696)	$(10,222)	$(696)
Weighted average Units outstanding	4,302,763	301,230	3,498,076	301,230
Basic and diluted earnings (loss) per unit	$3.91	$(2.31)	$(2.92)	$(2.31)

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months to June 30, 2020	For the period from April 11, 2019 (commencement of operations) to June 30, 2019
Per Unit Data:(1)
NAV, beginning of period	$98.53	$100.00
Net investment income (loss)	3.63	(2.09)
Net realized and unrealized gains (losses)(2)	(5.91)	0.67
Net increase (decrease) in net assets resulting from operations(2)	(2.28)	(1.42)
Distributions declared from net investment income	(1.44)	-
Total increase (decrease) in net assets	(3.72)	(1.42)
NAV, end of period	$94.81	$98.58
Units outstanding, end of period	4,381,853	849,211
Weighted average units outstanding	3,498,076	301,230
Total return based on NAV(3)	(2.31)%	(1.42)%
Ratio/Supplemental Data:
Members’ Capital, end of period	$415,422	$83,711
Ratio of net expenses to average Members’ Capital(4)	4.87%	11.51%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital(4)	2.39%	7.74%
Ratio of interest and other debt expenses to average Members’ Capital(4)	2.49%	3.77%
Ratio of incentive fees to average Members’ Capital(4)	—%	—%
Ratio of total expenses to average Members’ Capital(4)	4.87%	11.51%
Ratio of net investment income to average Members’ Capital(4)	7.96%	(4.98)%
Average debt outstanding	$176,692	$19,429
Average debt per unit(5)	$50.51	$64.50
Portfolio turnover	5%	9%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)	Total return based on NAV is calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(5)	Average debt per unit is calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Statement of Financial Condition date have been evaluated through the date the unaudited financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On July 23, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 1,406,409 common units for an aggregate offering price of approximately $133,335. The common units were issued on July 30, 2020.

On July 31, 2020, the Company paid net investment income distribution for the period April 1, 2020 to June 30, 2020 of $7,300, or $1.67 per unit to Unitholders of record as of July 6, 2020.

On July 31, 2020, the Company entered into subscription agreements with investors providing additional capital commitments of $55,114. When combined with capital commitments made to the Company as of June 30, 2020, total capital commitments were $1,388,462.

On August 4, 2020, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2020 through September 30, 2020, payable on or about October 27, 2020 to Unitholders of record as of October 5, 2020.

On August 11, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 248,403 common units for an aggregate offering price of approximately $23,423. The common units are due to be issued on August 18, 2020.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2020, we have originated $726.54 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments. COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles The largest five industries in our investment portfolio as of June 30, 2020 are Software, Diversified Consumer Services, Real Estate Management & Development, IT Services, and Hotels, Restaurants & Leisure. As of June 30, 2020, 7.1% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure, Textiles, Apparel and Luxury Goods, Oil, Gas and Consumable Fuels, Airlines, and Multi-line and Specialty Retail industries, industries which may be significantly adversely impacted by the COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and has continued to execute on its business continuity planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the vast majority of its employees continue to work remotely. Goldman Sachs has been focused on establishing policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to the Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including:

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

Leverage

The Revolving Credit Facility allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 346% and 225%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$598.84	$575.37	100.0%	$406.44	$405.88	100.0%
Total Investments	$598.84	$575.37	100.0%	$406.44	$405.88	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.7%	8.7%	8.4%	8.4%
Total Portfolio	7.7%	8.7%	8.4%	8.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

As of June 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 7.7% and 8.7%, as compared to 8.4% and 8.4%, at December 31, 2019.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

As of
	June 30, 2020	December 31, 2019
Number of portfolio companies	36	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.4x	5.6x
Weighted average interest coverage(3)	2.5x	2.4x
Median EBITDA(3)	$44.98 million	$42.05 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 38.0% and 20.5% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	June 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	—%	$15.48	3.8%
Grade 2	508.19	88.3	390.40	96.2
Grade 3	67.18	11.7	—	—
Grade 4	—	—	—	—
Total Investments	$575.37	100.0%	$405.88	100.0%

The decrease in investments with a grade 1 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily due to the repayment of investments with an aggregate fair value of $15.48 million. The increase in investments with a grade 3 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$598.84	100.0%	$406.44	100.0%
Non-accrual	—	—	—	—
Total Investments	$598.84	100.0%	$406.44	100.0%

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

The following table shows our investment activity by investment type:

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019
	($ in millions)
New investments committed at cost:
Gross originations	$104.47	$99.20
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$104.47	$99.20
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$104.47	$99.20
Total	$104.47	$99.20
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$4.57	$3.97
Total	$4.57	$3.97
Net increase (decrease) in portfolio	$99.90	$95.23
Number of new portfolio companies with new investment commitments(3)	4	5
Total new investment commitment amount in new portfolio companies(3)	$104.44	$99.20
Average new investment commitment amount in new portfolio companies(3)	$26.11	$19.78
Number of existing portfolio companies with new investment commitments(3)	1	—
Total new investment commitment amount in existing portfolio companies(3)	$0.03	$—
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	—%	—%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	9.2%	8.9%
Weighted average yield on new investment commitments(2)(3)(6)	9.2%	8.9%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	7.0%	9.3%
Weighted average yield on investments sold or paid down(8)(9)	7.0%	9.3%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.

(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Total investment income	$11.12	$0.43	$20.88	$0.43
Net expenses	(3.86)	(1.06)	(8.19)	(1.06)
Net investment income	7.26	(0.63)	12.69	(0.63)
Net realized gain (loss) on investments	—	—	—	—
Net unrealized appreciation (depreciation) on investments	9.55	(0.07)	(22.91)	(0.07)
Net increase (decrease) in Members’ Capital resulting from operations	$16.81	$(0.70)	$(10.22)	$(0.70)

Net increase (decrease) in Members’ Capital resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Interest	$10.99	$0.37	$20.61	$0.37
Dividend income	0.02	0.05	0.03	0.05
Other income	0.11	0.01	0.24	0.01
Total investment income	$11.12	$0.43	$20.88	$0.43

Investment Income

Investment income for the three and six months ended June 30, 2020, was driven by our deployment of capital and increasing invested balance. Investment income for the period from April 11, 2019 (commencement of operations) to June 30, 2019, was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Interest and other debt expenses	$1.74	$0.25	$4.05	$0.25
Management fees	1.47	0.15	2.61	0.15
Offering costs	0.04	0.24	0.46	0.24
Organization expenses	—	0.16	—	0.16
Professional fees	0.16	0.11	0.28	0.11
Administration, custodian and transfer agent fees	0.17	0.11	0.30	0.11
Directors’ fees	0.09	0.02	0.17	0.02
Other expenses	0.19	0.02	0.32	0.02
Total expenses	$3.86	$1.06	$8.19	$1.06

Interest and other debt expenses

Interest and other debt expenses increased from $0.25 million for the period from April 11, 2019 (commencement of operations) to June 30, 2019 to $1.74 million for the three months ended June 30, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $19.43 million to $163.84 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facility from 4.66% to 2.76%.

Interest and other debt expenses increased from $0.25 million for the period from April 11, 2019 (commencement of operations) to June 30, 2019 to $4.05 million for the six months ended June 30, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $19.43 million to $176.69 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facility from 4.66% to 3.25%.

Management Fees

Management Fees increased from $0.15 million for the period from April 11, 2019 (commencement of operations) to June 30, 2019 to $1.47 million and $2.61 million for the three and six months ended June 30, 2020 primarily driven by an increase in the size of our portfolio.

Organization Expenses and Offering Costs

We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three and six months ended June 30, 2020, we accrued offering costs of $0.04 million and $0.46 million. For the three months and six ended June 30, 2020, we did not accrue any organization costs. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, we accrued offering costs of $0.24 million. For the period from April 11, 2019 (commencement of operations) to June 30, 2019, we accrued organization costs of $0.16 million.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.26 million for the period from April 11, 2019 (commencement of operations) to June 30, 2019 to $0.61 million and $1.07 million for the three and six months ended June 30, 2020 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the period from April 11, 2019 (commencement of operations) to	For the Six Months Ended	For the period from April 11, 2019 (commencement of operations) to
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Unrealized appreciation	$10.03	$0.16	$0.40	$0.16
Unrealized depreciation	(0.48)	(0.23)	(23.31)	(0.23)
Net change in unrealized appreciation (depreciation) on investments	$9.55	$(0.07)	$(22.91)	$(0.07)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	($ in millions)
Portfolio Company:
Other, net(1)	$2.93	$(6.33)
Selectquote, Inc.	1.49	0.22
MRI Software LLC	1.45	(0.74)
PT Intermediate Holdings III, LLC (dba Parts Town)	1.23	(1.84)
Viant Medical Holdings, Inc.	0.86	(1.38)
ConnectWise, LLC	0.74	(0.58)
CST Buyer Company (dba Intoxalock)	0.58	(2.34)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.42	(2.06)
VRC Companies, LLC (dba Vital Records Control)	0.27	0.12
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	(0.90)
Clarkson Eyecare, LLC (dba EyeCare Partners)	—	0.06
CFS Management, LLC (dba Center for Sight Management)	(0.02)	(0.32)
Picture Head Midco LLC	(0.03)	(1.64)
Convene 237 Park Avenue, LLC (dba Convene)	(0.03)	(4.54)
iCIMS, Inc.	(0.08)	(0.08)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)	(0.26)	(0.56)
Total	$9.55	$(22.91)

(1)

For the three and six months ended June 30, 2020, other, net includes gross unrealized appreciation of $2.99 million and $0.00 million, and gross unrealized depreciation of $(0.06) million and $(6.33) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

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

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
($ in millions)
Portfolio Company:
Picture Head Midco LLC	$0.16
CorePower Yoga, LLC	— (1)
Wolfpack IP Co.	(0.01)
Riverpoint Medical, LLC	(0.06)
GlobalTranz Enterprises LLC	(0.16)
Total	$(0.07)
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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 346% and 225%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2020, we had cash of approximately $7.95 million, an increase of $1.35 from December 31, 2019. Cash used for operating activities for the six months ended June 30, 2020 was approximately $178.38 million, primarily driven by purchases of investments of $216.85 million, a decrease in Members’ Capital resulting from operations of $10.22 million, offset by proceeds from sales and principal repayments of $25.53 million, other operating activities of $23.16 million. Cash provided by financing activities for the six months ended June 30, 2020 was approximately $179.73 million, primarily driven by proceeds from the issuance of common Units of $203.56 million and borrowings on debt of $205.30 million, offset by repayments on debt of $218.10 million, distributions paid of $10.43 million and other financing activities of $0.60 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,333.35	$900.01	33%	$1,021.22	$791.45	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
Total capital drawdowns	2,068,576	$203.56

For the period from April 11, 2019 (commencement of operations) to June 30, 2019
May 3, 2019	324,643	32.47
June 21, 2019	524,568	51.94
Total capital drawdowns	849,211	$84.41

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

The following table shows our contractual obligations as of June 30, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$169.20	$—	$169.20	$—	$—

Revolving Credit Facility

We entered into the Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the Revolving Credit Facility on July 31, 2019 December 6, 2019, and January 27, 2020.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the Revolving Credit Facility was $500.00 million as of June 30, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the Revolving Credit Facility is May 7, 2021.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$93.21	$63.76
Total	$93.21	$63.76

We had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,333.35	$900.01	33%

RECENT DEVELOPMENTS

On July 23, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of 1,406,409 common units for an aggregate offering price of approximately $133.33. The common units were issued on July 30, 2020.

On July 27, 2020, the Company paid net investment income distribution for the period April 1, 2020 to June 30, 2020 of $7.30, or $1.67 per unit to Unitholders of record as of July 6, 2020.

On July 31, 2020, the Company entered into subscription agreements with investors providing additional capital commitments of $55.11. When combined with capital commitments made to the Company as of June 30, 2020, total capital commitments were $1,388.46.

On August 4, 2020, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period July 1, 2020 through September 30, 2020, payable on or about October 27, 2020 to Unitholders of record as of October 5, 2020.

On August 11, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 248,403 common units for an aggregate offering price of approximately $23.42. The common units are due to be issued on August 18, 2020.

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

As of June 30, 2020 and December 31, 2019, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$10.76	$(4.71)	$6.05
Up 200 basis points	5.99	(3.14)	2.85
Up 100 basis points	1.27	(1.57)	(0.30)
Up 75 basis points	0.27	(1.18)	(0.91)
Up 50 basis points	0.08	(0.78)	(0.70)
Up 25 basis points	0.04	(0.39)	(0.35)
Down 25 basis points	(0.03)	0.25	0.22
Down 50 basis points	(0.04)	0.25	0.21
Down 75 basis points	(0.04)	0.25	0.21
Down 100 basis points	(0.04)	0.25	0.21
Down 200 basis points	(0.04)	0.25	0.21
Down 300 basis points	(0.04)	0.25	0.21

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted and may continue to adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events could disrupt the processes necessary for our operations. This could create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Significant changes or volatility in the capital markets have negatively affected, and may continue to negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. While the Federal Reserve recently decreased its federal funds target rate in response to the COVID-19 pandemic, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.
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

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates. Further, rising interest rates could adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
Total capital drawdowns	2,068,576	$203.56

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 12, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)