Form 10-Q
period 2020-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2020-11-05
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐     NO  ☒

The number of the registrant’s limited liability company common units outstanding as of November 5, 2020 was 6,427,515.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statements of Financial Condition as of September 30, 2020 (Unaudited) and December 31, 2019	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 (Unaudited)	5
	Consolidated Statements of Changes in Members’ Capital for the three and nine months ended September 30, 2020 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019 (Unaudited)	7
	Consolidated Schedules of Investments as of September 30, 2020 (Unaudited) and December 31, 2019	8
	Notes to the Consolidated Financial Statements (Unaudited)	13
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4.	Controls and Procedures	45

PART II	OTHER INFORMATION	45
ITEM 1.	Legal Proceedings	45
ITEM 1A.	Risk Factors	45
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
ITEM 3.	Defaults Upon Senior Securities	48
ITEM 4.	Mine Safety Disclosures	49
ITEM 5.	Other Information	49
ITEM 6.	Exhibits	49

SIGNATURES		51

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended June 30, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to qualify for and maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $793,718 and $406,440)	$778,910	$405,878
Cash	48,134	6,605
Receivable for investments sold	281	—
Receivable for common units sold	—	148
Interest and dividends receivable	4,518	1,520
Deferred financing costs	3,475	1,727
Deferred offering costs	—	360
Other assets	609	5
Total assets	$835,927	$416,243
Liabilities
Debt	$247,700	$182,000
Interest and other debt expenses payable	437	378
Management fees payable	1,877	678
Distribution payable	—	4,585
Accrued offering costs	130	104
Accrued organization costs	—	22
Directors’ fees payable	90	—
Accrued expenses and other liabilities	1,402	551
Total liabilities	$251,636	$188,318
Commitments and Contingencies (Note 7)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (6,036,665 and 2,313,277 units issued and outstanding as of September 30, 2020 and December 31, 2019)	589,153	228,832
Distributable earnings	(4,862)	(907)
TOTAL MEMBERS’ CAPITAL	$584,291	$227,925
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$835,927	$416,243
Net asset value per unit	$96.79	$98.53

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$14,567	$3,843	$35,175	$4,217
Other income	869	67	1,108	72
From non-controlled affiliated investments:
Dividend income	—	4	31	54
Total investment income	$15,436	$3,914	$36,314	$4,343
Expenses:
Interest and other debt expenses	$1,839	$1,099	$5,885	$1,347
Management fees	1,877	407	4,483	561
Offering costs	220	308	677	547
Organization expenses	(10)	—	(10)	157
Professional fees	191	128	473	246
Directors’ fees	93	22	272	41
Other general and administrative expenses	408	197	1,029	322
Total expenses	$4,618	$2,161	$12,809	$3,221
NET INVESTMENT INCOME	$10,818	$1,753	$23,505	$1,122

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$45	$—	$45
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	8,663	(155)	(14,246)	(220)
Net realized and unrealized gains (losses)	$8,663	$(110)	$(14,246)	$(175)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(70)	—	(70)	—
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL FROM OPERATIONS	$19,411	$1,643	$9,189	$947
Weighted average units outstanding	5,463,738	1,127,080	4,158,080	740,410
Net investment income per unit (basic and diluted)	$1.98	$1.56	$5.65	$1.52
Earnings per unit (basic and diluted)	$3.55	$1.46	$2.21	$1.28

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Members’ Capital at beginning of period	$415,422	$83,711	$227,925	$—
Increase (decrease) in Members’ Capital from operations:
Net investment income	$10,818	$1,753	$23,505	$1,122
Net realized gain (loss)	—	45	—	45
Net change in unrealized appreciation (depreciation)	8,663	(155)	(14,246)	(220)
(Provision) benefit for unrealized appreciation/depreciation on investments	(70)	—	(70)	—
Net increase (decrease) in Members’ Capital from operations	$19,411	$1,643	$9,189	$947
Distributions to Unitholders from:
Distributable earnings	$(7,300)	$—	$(13,144)	$—
Total distributions to Unitholders	$(7,300)	$—	$(13,144)	$—
Capital transactions:
Issuance of units	$156,758	$47,911	$360,321	$132,318
Net increase in Members’ Capital from capital transactions	$156,758	$47,911	$360,321	$132,318
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$168,869	$49,554	$356,366	$133,265
Members’ Capital at end of period	$584,291	$133,265	$584,291	$133,265
Distributions declared per unit	$1.67	$—	$3.11	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital from operations:	$9,189	$947
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(416,779)	(249,632)
Payment-in-kind interest capitalized	(74)	—
Proceeds from sales of investments and principal repayments	31,277	10,946
Net realized (gain) loss on investments	—	(45)
Net change in unrealized (appreciation) depreciation on investments	14,246	220
Amortization of premium and accretion of discount, net	(1,702)	(184)
Amortization of deferred financing costs	1,231	280
Amortization of deferred offering costs	677	547
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(281)	(15)
(Increase) decrease in receivable for common units sold	148	—
(Increase) decrease in interest and dividends receivable	(2,998)	(1,422)
(Increase) decrease in other assets	(604)	(1)
Increase (decrease) in interest and other debt expenses payable	59	361
Increase (decrease) in management fees payable	1,199	407
Increase (decrease) in payable for investments purchased	—	13,771
Increase (decrease) in accrued organization costs	(22)	41
Increase (decrease) in directors’ fees payable	90	30
Increase (decrease) in accrued expenses and other liabilities	851	357
Net cash provided by (used for) operating activities	$(363,493)	$(223,392)
Cash flows from financing activities:
Proceeds from issuance of common units	$360,321	$132,318
Offering costs paid	(291)	(935)
Distributions paid	(17,729)	—
Financing costs paid	(2,979)	(1,718)
Borrowings on debt	424,800	337,300
Repayments of debt	(359,100)	(146,800)
Net cash provided by (used for) financing activities	$405,022	$320,165
Net increase (decrease) in cash	41,529	96,773
Cash, beginning of period	6,605	—
Cash, end of period	$48,134	$96,773
Supplemental and non-cash financing activities
Interest expense paid	$4,105	$686

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 133.00% #
3SI Security Systems, Inc.(1) (2)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$2,233	$2,215	$2,188
Acquia, Inc.(1) (2) (3)	Software	8.00%	L + 7.00%; 1.00% Floor	10/31/2025	18,077	17,760	17,535
Acquia, Inc.(1) (2) (3) (4)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,933	(33)	(58)
Apptio, Inc.(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	26,813	25,940	26,411
Apptio, Inc.(1) (2) (4)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	769	(29)	(12)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2) (3)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/19/2025	7,836	7,769	7,522
Bullhorn, Inc. (2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	09/30/2026	13,876	13,627	13,668
Bullhorn, Inc.(2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	09/30/2026	288	283	283
Bullhorn, Inc.(2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	09/30/2026	229	225	226
Bullhorn, Inc.(2) (3) (4)	Professional Services		L + 5.75%; 1.00% Floor	09/30/2026	635	(11)	(10)
Bullhorn, Inc.(2) (3) (4)	Professional Services		L + 5.75%; 1.00% Floor	09/30/2026	693	(12)	(10)
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	07/01/2024	6,052	6,004	5,840
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	07/01/2024	1,803	1,788	1,739
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	10,372	10,189	10,060
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	4,367	4,288	4,236
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3) (4)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,320	(23)	(40)
ConnectWise, LLC(1) (2) (3)	IT Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2025	19,965	19,620	19,765
ConnectWise, LLC(1) (2) (3) (4)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,537	(26)	(15)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development	9.00%	L + 7.50%; 1.50% Floor	08/30/2024	26,900	26,459	22,865
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development	9.00%	L + 7.50%; 1.50% Floor	08/30/2024	7,910	7,772	6,724
CorePower Yoga LLC(2) (3)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK); 1.00% Floor	05/14/2025	9,033	8,917	7,678
CorePower Yoga LLC(2) (3) (4)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK); 1.00% Floor	05/14/2025	633	119	32
CST Buyer Company (dba Intoxalock)(1) (2) (3)	Diversified Consumer Services	6.25%	L + 5.25%; 1.00% Floor	10/03/2025	16,838	16,652	16,838
CST Buyer Company (dba Intoxalock)(1) (2) (3) (4)	Diversified Consumer Services		L + 5.25%; 1.00% Floor	10/03/2025	1,291	(14)	—
Diligent Corporation(3)	Professional Services	7.25%	L + 6.25%; 1.00% Floor	08/04/2025	15,812	15,428	15,417
Diligent Corporation(2) (3)	Professional Services	7.25%	L + 6.25%; 1.00% Floor	08/04/2025	5,271	5,143	5,139
Diligent Corporation(2) (3) (4)	Professional Services		L + 6.25%; 1.00% Floor	08/04/2025	426	(10)	(11)
Diligent Corporation(3) (4)	Professional Services		L + 6.25%; 1.00% Floor	08/04/2025	1,277	(31)	(32)
Diligent Corporation(2) (3) (4)	Professional Services		L + 6.25%; 1.00% Floor	08/04/2025	5,108	(124)	(128)
E2open, LLC (3)	Software	6.75%	L + 5.75%; 1.00% Floor	11/26/2024	14,033	13,921	13,472
E2open, LLC(2) (3)	Software	6.75%	L + 5.75%; 1.00% Floor	11/26/2024	4,678	4,640	4,491
Elemica Parent, Inc.(1) (3)	Chemicals	5.73%	L + 5.50%	09/18/2025	3,593	3,516	3,341
Elemica Parent, Inc.(1) (3) (4)	Chemicals	5.72%	L + 5.50%	09/18/2025	470	347	324
Elemica Parent, Inc.(1) (3) (4)	Chemicals		L + 5.50%	09/18/2025	700	(7)	(49)
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	6,382	6,297	6,206
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	1,365	1,347	1,327
Eptam Plastics, Ltd.(1) (2) (3) (4)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,729	(18)	(75)
Foundation Software(3)	Construction & Engineering	10.25%	P + 7.00%; 2.00% Floor	08/31/2027	36,145	35,251	35,241
Foundation Software(3) (4)	Construction & Engineering		P + 7.00%; 2.00% Floor	08/31/2026	5,134	(127)	(128)
FWR Holding Corporation (dba First Watch Restaurants)(1) (2) (4)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	122	(1)	(4)
FWR Holding Corporation (dba First Watch Restaurants)(1) (2)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK); 1.00% Floor	08/21/2023	8,738	8,668	8,432
GlobalTranz Enterprises, Inc.(2) (3)	Road & Rail	5.16%	L + 5.00%	05/15/2026	7,125	7,005	6,003
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	33,643	33,029	33,054
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3) (4)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	4,486	256	258
Granicus, Inc.(3)	Software	8.00%	L + 7.00%; 1.00% Floor	08/21/2026	31,870	31,085	31,073
Granicus, Inc.(3) (4)	Software		L + 7.00%; 1.00% Floor	08/21/2026	2,183	(54)	(55)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	26,888	26,554	24,939
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3) (4)	Hotels, Restaurants & Leisure		L + 6.75%; 1.00% Floor	07/09/2025	2,186	(26)	(158)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except unit and per unit amounts) (continued)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	$22,131	$21,423	$21,744
iCIMS, Inc.(1) (2) (4)	Software		L + 6.50%; 1.00% Floor	09/12/2024	369	(15)	(6)
Instructure Holdings(1) (2) (3)	Diversified Consumer Services	8.00%	L + 7.00%; 1.00% Floor	03/24/2026	47,374	46,823	46,901
Instructure Holdings(1) (2) (3) (4)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	3,690	(42)	(37)
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services	6.00%	L + 5.00%; 1.00% Floor	03/26/2025	20,096	19,756	20,096
Mailgun Technologies, Inc.(1) (2) (3) (4)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	1,263	—	—
MedeAnalytics, Inc.(3) (4)	Health Care Technology		L + 6.50%; 1.00% Floor	10/09/2026	41,066	—	—
MRI Software LLC(2)	Real Estate Management & Development	6.50%	L + 5.50%; 1.00% Floor	02/10/2026	16,185	16,038	15,618
MRI Software LLC(2) (4)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	652	(9)	(23)
MRI Software LLC(2) (4)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	1,143	(10)	(40)
MRI Software LLC(2) (4)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	25,000	(250)	(875)
Picture Head Midco LLC(1) (2) (3)	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK); 1.00% Floor	08/31/2023	19,778	19,351	17,998
Premier Imaging, LLC (dba Lucid Health)(1) (2) (3)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	01/02/2025	17,325	17,102	16,545
Project Eagle Holdings, LLC(2) (3)	Aerospace & Defense	9.25%	L + 8.25%; 1.00% Floor	07/06/2026	41,016	40,021	39,991
Project Eagle Holdings, LLC(2) (3) (4)	Aerospace & Defense		L + 8.25%; 1.00% Floor	07/06/2026	3,418	(82)	(85)
PT Intermediate Holdings III, LLC ( dba Parts Town)(2) (3)	Trading Companies & Distributors	6.50%	L + 5.50%; 1.00% Floor	10/15/2025	17,428	17,352	16,121
Purfoods, LLC(2) (3)	Health Care Providers & Services	7.25%	L + 6.25%; 1.00% Floor	08/12/2026	24,600	24,057	24,047
Purfoods, LLC(2) (3) (4)	Health Care Providers & Services		L + 6.25%; 1.00% Floor	08/12/2026	16,400	(201)	(205)
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies	5.50%	L + 4.50%; 1.00% Floor	06/21/2025	9,809	9,769	9,441
Riverpoint Medical, LLC(1) (2) (3) (4)	Health Care Equipment & Supplies		L + 4.50%; 1.00% Floor	06/21/2025	1,806	(7)	(68)
Selectquote, Inc.(2) (3)	Insurance	7.00%	L + 6.00%; 1.00% Floor	11/05/2024	12,006	11,803	12,006
Syntellis Performance Solutions, LLC(1) (2) (3)	Health Care Technology	9.00%	L + 8.00%; 1.00% Floor	08/02/2027	38,238	37,111	37,091
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	6.25%	L + 5.25%; 1.00% Floor	08/15/2025	16,946	16,732	16,353
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3) (4)	Health Care Providers & Services	6.25%	L + 5.25%; 1.00% Floor	08/15/2025	5,902	1,128	974
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3) (4)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	2,361	(29)	(83)
Viant Medical Holdings, Inc.(2) (3)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	19,243	18,958	18,281
Villa Bidco Inc (dba Authority Brands)(1) (2) (3)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	19,754	19,351	19,359
Villa Bidco Inc (dba Authority Brands)(1) (3) (4)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	9,800	2,799	2,761
Villa Bidco Inc (dba Authority Brands)(1) (2) (3) (4)	Diversified Consumer Services	8.00%	P + 4.75%; 2.00% Floor	03/21/2025	1,592	188	188
VRC Companies, LLC (dba Vital Records Control)(1) (2)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	20,796	20,558	20,640
VRC Companies, LLC (dba Vital Records Control)(1) (2) (4)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	2,500	(41)	(19)
WebPT, Inc.(1) (2) (3)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	12,701	12,494	12,193
WebPT, Inc.(1) (2) (3) (4)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	1,323	640	609
WebPT, Inc.(1) (2) (3) (4)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,588	(12)	(64)
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (5)	Real Estate Management & Development	7.00%	L + 6.00%; 1.00% Floor	06/13/2025	34,011	33,452	33,670
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4) (5)	Real Estate Management & Development		L + 6.00%; 1.00% Floor	06/13/2025	3,401	(54)	(34)
WorkForce Software, LLC(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	07/31/2025	11,160	10,974	10,881
WorkForce Software, LLC(1) (2) (3) (4)	Software		L + 6.50%; 1.00% Floor	07/31/2025	980	(16)	(24)
Wrike, Inc.(1) (2)	Professional Services	7.75%	L + 6.75%; 1.00% Floor	12/31/2024	13,600	13,215	13,600
Total 1st Lien/Senior Secured Debt						791,895	777,087

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2020

(in thousands, except unit and per unit amounts) (continued)

(Unaudited)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 0.31%
Exostar LLC - Class A(3) (6) (7)	Aerospace & Defense				$911	$911	$911
Foundation Software(3) (6) (7)	Construction & Engineering				912	912	912
Total Common Stock						1,823	1,823

Common Stock - 0.00%
Exostar LLC - Class B(3) (6) (7)	Aerospace & Defense				1,424,165	—	—
Foundation Software - Class B(3) (6) (7)	Construction & Engineering				490,234	—	—
Total Common Stock						—	—
TOTAL INVESTMENTS - 133.31%						$793,718	$778,910
LIABILITIES IN EXCESS OF OTHER ASSETS - (33.31%)							$(194,619)
NET ASSETS - 100.00%							$584,291

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.36%, 0.26%, 0.23%, 0.19%, 0.15% and 0.10%, respectively. As of September 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2020.

(++)	The total par amount is presented for debt investments. Par amount is denominated in U.S. Dollars ("$").
#	Percentages are based on net assets.
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(4)

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

(5)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020 the aggregate fair value of these securities is $33,636 or 4.02% of the Company's total assets.

(6)	Non-income producing security.
(7)

Securities exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2020, the aggregate fair value of these securities is $1,823 or 0.31% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Exostar LLC - Class A - Preferred Stock	07/06/2020
Exostar LLC - Class B - Common Stock	07/06/2020
Foundation Software - Preferred Stock	08/31/2020
Foundation Software - Class B - Common Stock	08/31/2020

The accompanying notes are part of these unaudited consolidated financial statements.

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

The accompanying notes are part of these unaudited consolidated financial statements.

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

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC together with its consolidated subsidiaries, as the context may require) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 20, 2020. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC II Blocker III LLC and Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Prepayment premiums	$—	$—	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$30	$37	$347	$37

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2020 and December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2020 and December 31, 2019, the Company held $48,134 and $6,605 in cash.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statement of Operations.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2019. So long as the Company obtains and maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and MUFG Union Bank, N.A. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statement of Financial Condition.

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

For the three and nine months ended September 30, 2020, Management Fees amounted to $1,877 and $4,483. As of September 30, 2020, $1,877 remained payable. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, Management Fees amounted to $407 and $561.

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

For the three and nine months ended September 30, 2020, the Company accrued unvested Incentive Fees of $0 and $0. As of September 30, 2020, $0 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, the Company accrued unvested Incentive Fees of $0 and $0.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $185 and $434. As of September 30, 2020, $107 remained payable.  For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $63 and $141.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $29 and $81. As of September 30, 2020, $166 remained payable.  For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, 2019, the Company incurred expenses for services provided by the Transfer Agent of $28 and $57.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$308,753	$(308,753)	$—	$—	$—	$31
Total Non-Controlled Affiliates	$—	$308,753	$(308,753)	$—	$—	$—	$31
For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$139,278	$(139,278)	$—	$—	$—	$63
Total Non-Controlled Affiliates	$—	$139,278	$(139,278)	$—	$—	$—	$63

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2020 and December 31, 2019, there were $315 and $179 included within Accrued expenses and other liabilities, $0 and $0 included within Interest and other expense payable, $130 and $37 included within Accrued offering costs and $0 and $22 included within Accrued organization costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief  that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which merged with GS BDC on October 12, 2020) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the exemptive relief.

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$791,895	$777,087	$406,440	$405,878
Preferred Stock	1,823	1,823	—	—
Common Stock	—	—	—	—
Total Investments	$793,718	$778,910	$406,440	$405,878

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	17.0%	22.7%	11.6%	20.7%
Diversified Consumer Services	12.0	16.0	6.4	11.3
Real Estate Management & Development	10.0	13.3	14.6	26.1
Health Care Providers & Services	8.4	11.2	13.7	24.3
Professional Services	8.0	10.7	5.9	10.6
Health Care Technology	6.4	8.5	3.0	5.4
IT Services	5.9	7.9	4.9	8.7
Aerospace & Defense	5.2	7.0	—	—
Hotels, Restaurants & Leisure	5.2	7.0	8.5	15.1
Construction & Engineering	4.6	6.2	—	—
Health Care Equipment & Supplies	4.5	6.0	8.8	15.6
Commercial Services & Supplies	2.9	3.9	2.3	4.1
Interactive Media & Services	2.6	3.4	4.9	8.7
Entertainment	2.3	3.1	4.8	8.6
Trading Companies & Distributors	2.1	2.8	4.3	7.7
Insurance	1.6	2.1	3.8	6.8
Road & Rail	0.8	1.0	1.6	2.8
Chemicals	0.5	0.5	0.9	1.6
Total	100.0%	133.3%	100.0%	178.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2020	December 31, 2019
United States	95.7%	91.8%
Canada	4.3	8.2
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$512,380	Discounted cash flows	Discount Rate	6.0% - 14.2%	8.4%
As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$234,677	Discounted cash flows	Discount Rate	7.1% - 10.3%	8.6%

(1)

As of September 30, 2020, Included within Level 3 assets of $750,705 is an amount of $238,325 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $512,380 or 68.4% of Level 3 bank loans, corporate debt, and other debt obligations

(2)

As of December 31, 2019, included within Level 3 assets of $399,513 is an amount of $164,836 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $234,677 or 58.7% of Level 3 bank loans, corporate debt, and other debt obligations

(3)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$28,205	$748,882	$777,087	$—	$6,365	$399,513	$405,878
Preferred Stock	—	—	1,823	1,823	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—
Total assets	$—	$28,205	$750,705	$778,910	$—	$6,365	$399,513	$405,878

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2020
1st Lien/Senior Secured Debt	$399,513	$398,333	$—	$(12,594)	$(30,216)	$1,662	$—	$(7,816)	$748,882	$(12,654)
Preferred Stock	—	1,823	—	—	—	—	—	—	1,823	—
Common Stock	—	—	—	—	—	—	—	—	—	—
Total assets	$399,513	$400,156	$—	$(12,594)	$(30,216)	$1,662	$—	$(7,816)	$750,705	$(12,654)
For the period from April 11, 2019 (commencement of operations) to September 30, 2019
1st Lien/Senior Secured Debt	$—	$242,598	$45	$(47)	$(10,928)	$141	$—	$—	$231,809	$(47)
Total assets	$—	$242,598	$45	$(47)	$(10,928)	$141	$—	$—	$231,809	$(47)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2020, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 336% and 225%.

The Company’s outstanding debt was as follows:

	September 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)(3)	$500,000	$346,300	$153,700	$400,000	$218,000	$182,000
JPM Revolving Credit Facility(2)(3)	250,000	156,000	94,000	N/A	N/A	N/A
Total Debt	$750,000	$502,300	$247,700	$400,000	$218,000	$182,000

(1)	Provides, under certain circumstances, a total borrowing capacity of $500,000.
(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)	As of September 30, 2020, all outstanding borrowings were in USD.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019 were 2.95% and 4.60%.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, and January 27, 2020. Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $500,000 as of September 30, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 7, 2021.

Proceeds from the MUFG Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the MUFG Revolving Credit Facility, the Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the MUFG Revolving Credit Facility is the prevailing LIBOR for one month (the “Applicable LIBOR”) plus 2.15% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.15% per annum. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

Amounts drawn under the MUFG Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the MUFG Revolving Credit Facility. In addition, any transfer of Units from a Unitholder whose undrawn commitments are included in the Borrowing Base to a Unitholder that is not eligible to be included in the Borrowing Base (or that is eligible to be included in the Borrowing Base at a lower advance rate) may trigger mandatory prepayment obligations.

The MUFG Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including an assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the MUFG Revolving Credit Facility, in certain circumstances after an event of default, the Administrative Agent will be able to require investors to fund their capital commitments directly to the Administrative Agent for the purposes of repaying the loans, but lenders cannot seek recourse against a Unitholder in excess of such Unitholder’s obligation to contribute capital to the Company.

The MUFG Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The MUFG Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. The Company is in compliance with these covenants.

Costs of $2,743 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statement of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of September 30, 2020 and December 31, 2019, outstanding deferred financing costs were $985 and $1,727.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Borrowing interest expense	$1,103	$756	$3,967	$892
Facility fees	220	133	611	175
Amortization of financing costs	430	210	1,221	280
Total	$1,753	$1,099	$5,799	$1,347
Weighted average interest rate	2.36%	4.59%	2.95%	4.60%	*
Average outstanding balance	$185,961	$65,271	$179,804	$48,119	*

*	Amount was calculated beginning on May 7, 2019, the date in which the Company entered into the MUFG Revolving Credit Facility.

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2020, the total commitments under the JPM Revolving Credit Facility were $250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to six months extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

Costs of $2,630 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2020 and December 31, 2019, outstanding deferred financing costs were $2,490 and $0.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Three Months Ended	For the Nine Months Ended		For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020		September 30, 2019	September 30, 2020		September 30, 2019
Borrowing interest expense	$61		$—	$61		$—
Facility fees	15		—	15		—
Amortization of financing costs	10		—	10		—
Total	$86		$—	$86		$—
Weighted average interest rate	3.38	%*	—%	3.38	% *	—%
Average outstanding balance	$94,000	*	$—	$94,000	*	$—

*	Amount was calculated beginning on September 24, 2020, the date in which the Company entered into the JPM Revolving Credit Facility.
7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$885,715	40%	$1,021,222	$791,447	23%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
VRC Companies, LLC (dba Vital Records Control)	2/25/2021	$2,500	—	$(19)	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	4,722	5,902	(165)	(103)
WebPT, Inc.	8/28/2021	1,588	1,588	(64)	(32)
Elemica Parent, Inc.	9/18/2021	700	700	(49)	(18)
Bullhorn, Inc.	10/1/2021	635	924	(10)	(14)
Eptam Plastics, Ltd.	12/6/2021	2,729	2,729	(75)	(20)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	122	8,889	(4)	(89)
Diligent Corporation	2/4/2022	5,108	—	(128)	—
MRI Software LLC	2/10/2022	652	—	(23)	—
MRI Software LLC	2/10/2022	25,000	—	(875)	—
Purfoods, LLC	8/12/2022	16,400	—	(205)	—
Villa Bidco Inc (dba Authority Brands)	9/12/2022	6,843	—	(137)	—
WebPT, Inc.	8/28/2024	662	1,323	(26)	(26)
iCIMS, Inc.	9/12/2024	369	—	(6)	—
Apptio, Inc.	1/10/2025	769	—	(12)	—
ConnectWise, LLC	2/28/2025	1,537	1,537	(15)	(19)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	1,373	—	(27)	—
Mailgun Technologies, Inc.	3/26/2025	1,263	1,263	—	(22)
CorePower Yoga LLC	5/14/2025	507	633	(76)	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	3,401	3,401	(34)	(68)
Riverpoint Medical, LLC	6/21/2025	1,806	1,806	(68)	(18)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	2,186	1,858	(158)	(37)
WorkForce Software, LLC	7/31/2025	980	980	(24)	(20)
Diligent Corporation	8/4/2025	1,277	—	(32)	—
Diligent Corporation	8/4/2025	426	—	(11)	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	2,361	2,243	(83)	(39)
Elemica Parent, Inc.	9/18/2025	113	313	(8)	(8)
CST Buyer Company (dba Intoxalock)	10/3/2025	1,291	1,291	—	—
Acquia, Inc.	10/31/2025	1,933	1,933	(58)	(39)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	1,320	1,320	(40)	(26)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	4,149	—	(73)	—
MRI Software LLC	2/10/2026	1,143	—	(40)	—
Instructure Holdings	3/24/2026	3,690	—	(37)	—
Project Eagle Holdings, LLC	7/6/2026	3,418	—	(85)	—
Granicus, Inc.	8/21/2026	2,183	—	(55)	—
Foundation Software	8/31/2026	5,134	—	(128)	—
Bullhorn, Inc.	9/30/2026	693	693	(10)	(10)
MedeAnalytics, Inc.	10/9/2026	39,834	—	—	—
GlobalTranz Enterprises, Inc.	5/15/2020	—	1,862	—	(168)
VRC Companies, LLC (dba Vital Records Control)	7/31/2020	—	3,760	—	(28)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	—	7,910	—	(158)
CorePower Yoga LLC	5/14/2021	—	1,689	—	(25)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	—	1,803	—	(18)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	—	4,390	—	(44)
Eptam Plastics, Ltd.	12/6/2025	—	1,023	—	(15)
Total 1st Lien/Senior Secured Debt		$150,817	$63,763	$(2,860)	$(1,074)
Total		$150,817	$63,763	$(2,860)	$(1,074)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Consolidated Statement of Financial Condition.

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
April 24, 2020	312,920	28,892
July 30, 2020	1,406,409	133,335
August 18, 2020	248,403	23,423
Total capital drawdowns	3,723,388	$360,321

For the period from April 11, 2019 (commencement of operations) to September 30, 2019
May 3, 2019	324,643	$32,464
June 21, 2019	524,568	51,943
July 30, 2019	306,641	30,269
August 27, 2019	178,445	17,642
Total capital drawdowns	1,334,297	$132,318

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
March 4, 2020	July 6, 2020	July 31, 2020	$1.67
August 4, 2020	October 5, 2020	October 29, 2020	$1.83

As of September 30, 2019, no distributions had been declared or paid by the Company.

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net increase (decrease) in Members’ Capital from operations	$19,411	$1,643	$9,189	$947
Weighted average Units outstanding	5,463,738	1,127,080	4,158,080	740,410
Basic and diluted earnings per unit	$3.55	$1.46	$2.21	$1.28

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months ended September 30, 2020	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
Per Unit Data:(1)
NAV, beginning of period	$98.53	$100.00
Net investment income (loss)	5.65	1.52
Net realized and unrealized gains (losses)(2)	(4.26)	(1.64)
Income tax provision, realized and unrealized gains	(0.02)	-
Net increase (decrease) in net assets from operations(2)	1.37	(0.12)
Distributions declared from net investment income	(3.11)	-
Total increase (decrease) in net assets	(1.74)	(0.12)
NAV, end of period	$96.79	$99.88
Units outstanding, end of period	6,036,665	1,334,297
Weighted average units outstanding	4,158,080	740,410
Total return based on NAV(3)	1.39%	-0.12%
Ratio/Supplemental Data(4):
Members’ Capital, end of period	$584,291	$133,265
Ratio of net expenses to average Members’ Capital	4.28%	8.09%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.29%	4.22%
Ratio of interest and other debt expenses to average Members’ Capital	2.00%	3.87%
Ratio of incentive fees to average Members’ Capital	—%	—%
Ratio of total expenses to average Members’ Capital	4.28%	8.09%
Ratio of net investment income to average Members’ Capital	8.05%	4.39%
Average debt outstanding	$182,206	$48,119
Average debt per unit(5)	$43.82	$64.99
Portfolio turnover	6%	10%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)	Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Ratios are annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(5)	Calculated as average debt outstanding divided by the weighted average units outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statement of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 8, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 390,850 common units for an aggregate offering price of approximately $37,124. The common units were issued on October 16, 2020.

On October 29, 2020, the Company paid a net investment income distribution for the period July 1, 2020 to September 30, 2020 of $11,040, or $1.83 per unit to Unitholders of record as of October 5, 2020.

On November 4, 2020, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2020 through December 31, 2020, payable on or about January 27, 2021 to Unitholders of record as of December 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit II LLC, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2020, we have originated $726.54 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

The persistence of the COVID-19 pandemic poses ongoing challenges for the global economy. While economic activity has generally accelerated from earlier in the year when widespread lockdown measures were in place, progress has been uneven across countries and the sustainability of global economic recovery is vulnerable to the risk of a resurgence in infections. Governments and central banks around the world have remained proactive in responding to the crisis through unprecedented accommodative monetary policy and fiscal stimulus. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the majority of its employees continue to work remotely. Goldman Sachs has established policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities. As communities where Goldman Sachs operate began to reopen, Goldman Sachs took the necessary steps to enable employees to start to return to the office in a safe manner.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including GS BDC and GS PMMC, collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 336% and 225%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$791.90	$777.09	99.8%	$406.44	$405.88	100.0%
Preferred Stock	1.82	1.82	0.2	—	—	—
Common Stock	—	—	—	—	—	—
Total Investments	$793.72	$778.91	100.0%	$406.44	$405.88	100.0%

The weighted average of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.1%	8.5%	8.4%	8.4%
Preferred Stock(3)	—	—	—	—
Common Stock(3)	—	—	—	—
Total Portfolio	8.0%	8.5%	8.4%	8.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

(3)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

As of September 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.0% and 8.5%, as compared to 8.4% and 8.4%, at December 31, 2019.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

As of
	September 30, 2020	December 31, 2019
Number of portfolio companies	42	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.2x	5.6x
Weighted average interest coverage(3)	2.2x	2.4x
Median EBITDA(3)	$34.49 million	$42.05 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.9% and 20.5% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	September 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$33.64	4.3%	$15.48	3.8%
Grade 2	677.42	87.0	390.40	96.2
Grade 3	67.85	8.7	—	—
Grade 4	—	—	—	—
Total Investments	$778.91	100.0%	$405.88	100.0%

The increase in investments with a grade 1 investment performance rating as of September 30, 2020 compared to December 31, 2019 was primarily driven by investments with an aggregate fair value of $33.64 million being upgraded due to potential exits, partially offset by the repayment of investments with an aggregate fair value of $15.48 million. The increase in investments with a grade 3 investment performance rating as of September 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	September 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$793.72	100.0%	$406.44	100.0%
Non-accrual	—	—	—	—
Total Investments	$793.72	100.0%	$406.44	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2020	September 30, 2019
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$258.49	$215.87
Preferred Stock	1.82	—
Common Stock	—	—
Total	$260.31	$215.87
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$2.35	$6.88
Total	$2.35	$6.88
Net increase (decrease) in portfolio	$257.96	$208.99
Number of new portfolio companies with new investment commitments	6	13
Total new investment commitment amount in new portfolio companies	$225.92	$215.87
Average new investment commitment amount in new portfolio companies	$37.65	$16.61
Number of existing portfolio companies with new investment commitments	2	—
Total new investment commitment amount in existing portfolio companies	$34.39	$—
Weighted average remaining term for new investment commitments (in years)(2)	5.8	5.1
Percentage of new debt investment commitments at cost for floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at cost for fixed interest rates(3)	—%	0.0%
Weighted average yield on new debt and income producing investment commitments (4)	8.7%	8.8%
Weighted average yield on new investment commitments (5)	8.6%	8.8%
Weighted average yield on debt and income producing investments sold or repaid(6)	6.6%	9.3%
Weighted average yield on investments sold or repaid(7)	6.6%	9.3%

(1)

Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date.  Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.

(2)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)	May include preferred stock investments.
(4)

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

(5)

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

(7)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Total investment income	$15.44	$3.91	$36.31	$4.34
Net expenses	(4.62)	(2.16)	(12.81)	(3.22)
Net investment income	10.82	1.75	23.50	1.12
Net realized gain (loss) on investments	—	0.05	—	0.05
Net unrealized appreciation (depreciation) on investments	8.66	(0.16)	(14.24)	(0.22)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.07)	—	(0.07)	—
Net increase (decrease) in Members’ Capital from operations	$19.41	$1.64	$9.19	$0.95

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Interest	$14.57	$3.84	$35.17	$4.22
Dividend income	—	—	0.03	0.05
Other income	0.87	0.07	1.11	0.07
Total investment income	$15.44	$3.91	$36.31	$4.34

Investment Income

Investment income for the three and nine months ended September 30, 2020, for the three months ended September 30, 3019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Interest and other debt expenses	$1.84	$1.10	$5.89	$1.35
Management fees	1.88	0.41	4.48	0.56
Offering costs	0.22	0.31	0.68	0.55
Organization expenses	(0.01)	—	(0.01)	0.16
Professional fees	0.19	0.13	0.47	0.24
Directors’ fees	0.09	0.02	0.27	0.04
Other general and administrative expenses	0.41	0.19	1.03	0.32
Total expenses	$4.62	$2.16	$12.81	$3.22

Interest and other debt expenses

Interest and other debt expenses increased from $1.10 for the three months ended September 30, 2019 to $1.84 million for the three months ended September 30, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $65.3 million to $193.1 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facilities from 4.59% to 2.40%.

Interest and other debt expenses increased from $1.35 million for the period from April 11, 2019 (commencement of operations) to September 30, 2019 to $5.89 million for the nine months ended September 30, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $48.1 million to $182.2 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facilities from 4.60% to 2.95%.

Management Fees

Management Fees increased from $0.41 million for the three months ended September 30, 2019 to $1.88 million for the three months ended September 30, 2020 primarily driven by an increase in the size of our portfolio.

Management Fees increased from $0.56 million for the period from April 11, 2019 (commencement of operations) to September 30, 2019 to $4.48 million for the nine months ended September 30, 2020 primarily driven by an increase in the size of our portfolio.

Organization Expenses and Offering Costs

We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three and nine months ended September 30, 2020, we accrued offering costs of $0.22 million and $0.68 million. For the three months and nine ended September 30, 2020, we accrued organization costs of $(0.01) million and $(0.01) million. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, we accrued offering costs of $0.31 million and $0.55 million. For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, we accrued organization costs of $0.00 million and $0.16 million.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.34 million for the three months ended September 30, 2019 to $0.69 million for the three months ended September 30, 2020 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Professional fees and other general and administrative expenses increased from $0.60 million for the period from April 11, 2019 (commencement of operations) to September 30, 2019 to $1.77 million for the nine months ended September 30, 2020 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended	For the Three Months Ended		For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019
	(in millions)
Picture Head Midco LLC	$—	$0.05		$—	$0.05
Other, net	—	—	(1)	—	—(1)
Net realized gain (loss)	$—	$0.05		$—	$0.05

(1)	Amount rounds to less than $0.01 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the period from April 11, 2019 (commencement of operations) to
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	($ in millions)
Unrealized appreciation	$9.81	$0.02	$2.35	$0.16
Unrealized depreciation	(1.15)	(0.18)	(16.59)	(0.38)
Net change in unrealized appreciation (depreciation) on investments	$8.66	$(0.16)	$(14.24)	$(0.22)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	($ in millions)
Portfolio Company:
Other, net	$3.11	$(3.05)
CST Buyer Company (dba Intoxalock)	2.30	(0.04)
Mailgun Technologies, Inc.	0.73	0.33
PT Intermediate Holdings III, LLC (dba Parts Town)	0.61	(1.23)
ConnectWise, LLC	0.58	—
Viant Medical Holdings, Inc.	0.57	(0.81)
Apptio, Inc.	0.51	0.49
iCIMS, Inc.	0.41	0.34
Wrike, Inc.	0.39	0.39
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.35	(1.71)
Picture Head Midco LLC	0.14	(1.50)
Convene 237 Park Avenue, LLC (dba Convene)	0.01	(4.53)
VRC Companies, LLC (dba Vital Records Control)	(0.03)	0.09
Project Eagle Holdings, LLC	(0.03)	(0.03)
E2open, LLC	(0.19)	(0.58)
MRI Software LLC	(0.35)	(1.09)
CorePower Yoga LLC	(0.45)	(1.31)
Total	$8.66	$(14.24)

(1)

For the three and nine months ended September 30, 2020, other, net includes gross unrealized appreciation of $3.21 million and $0.71 million, and gross unrealized depreciation of $(0.10) million and $(3.76) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

	For the Three Months Ended September 30, 2019	For the period from April 11, 2019 (commencement of operations) to September 30, 2019
	($ in millions)
Portfolio Company:
VRC Companies, LLC	$0.02	$0.02
Riverpoint Medical, LLC	—	(0.06)
GlobalTranz Enterprises, Inc.	(0.01)	(0.17)
HS4 AcquisitionCo, Inc.	(0.02)	(0.02)
Picture Head Midco LLC	(0.02)	0.14
Wolfpack IP Co.	(0.03)	(0.03)
Other, net (1)	(0.04)	(0.04)
The Center for Orthopedic and Research Excellence, Inc.	(0.06)	(0.06)
Total	$(0.16)	$(0.22)

(1)

For the three months ended September 30, 2019 and for the period from April 11, 2019 (commencement of operations) to September 30, 2019, Other, net includes gross unrealized appreciation of $0.00 million and $0.00 million, and gross unrealized depreciation of $(0.04) million and $(0.04) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 346% and 225%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2020, we had cash of approximately $48.13 million, an increase of $41.53 from December 31, 2019. Cash used for operating activities for the nine months ended September 30, 2020 was approximately $363.49 million, primarily driven by purchases of investments of $416.78 million, offset by an increase in Members’ Capital from operations of $9.19 million, proceeds from sales and principal repayments of $31.28 million, and other operating activities of $12.82 million. Cash provided by financing activities for the nine months ended September 30, 2020 was approximately $405.02 million, primarily driven by proceeds from the issuance of common Units of $360.32 million and borrowings on debt of $424.80 million, offset by repayments on debt of $359.10 million, distributions paid of $17.73 million and other financing activities of $3.27 million.

As of September 30, 2019, we had cash of approximately $96.77 million. Cash used for operating activities for the period from April 11, 2019 (commencement of operations) to September 30, 2019 was approximately $223.39 million, primarily driven by purchases of investments of $249.63 million, offset by proceeds from sales and principal repayments of $10.95 million, an increase in Members’ Capital from operations of $0.95 million and other operating activities of $14.34 million. Cash provided by financing activities for the period from April 11, 2019 (commencement of operations) to September 30, 2019 was approximately $320.16 million, primarily driven by proceeds from the issuance of common Units of $132.32 million and borrowings on debt of $337.30 million, offset by repayments on debt of $146.80 million and other financing activities of $2.66 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$885.72	40%	$1,021.22	$791.45	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
Total capital drawdowns	3,723,388	$360.32
For the period from April 11, 2019 (commencement of operations) to September 30, 2019
May 3, 2019	324,643	32.47
June 21, 2019	524,568	51.94
July 30, 2019	306,641	30.27
August 27, 2019	178,445	17.64
Total capital drawdowns	1,334,297	$132.32

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

The following table shows our contractual obligations as of September 30, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$153.70	$—	$153.70	$—	$—
JPM Revolving Credit Facility	94.00	—	—	94.00	—

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, and January 27, 2020.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $500.00 million as of September 30, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 7, 2021.

Under the MUFG Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the MUFG Revolving Credit Facility is the prevailing LIBOR for one month (the “Applicable LIBOR”) plus 2.15% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.15% per annum. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the Revolving Credit Facility.

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2020, the total commitments under the JPM Revolving Credit Facility were $250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at that time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$150.82	$63.76
Total	$150.82	$63.76

We had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$885.72	40%

RECENT DEVELOPMENTS

On October 8, 2020, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 390,850 common units for an aggregate offering price of approximately $37.12. The common units were issued on October 16, 2020.

On October 29, 2020, the Company paid a net investment income distribution for the period July 1, 2020 to September 30, 2020 of $11.04 million, or $1.83 per unit to Unitholders of record as of October 5, 2020.

On November 4, 2020, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period October 1, 2020 through December 31, 2020, payable on or about January 27, 2021 to Unitholders of record as of December 31, 2020.

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

As of September 30, 2020 and December 31, 2019, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$14.76	$(6.91)	$7.85
Up 200 basis points	8.19	(4.60)	3.59
Up 100 basis points	1.68	(2.30)	(0.62)
Up 75 basis points	0.28	(1.73)	(1.45)
Up 50 basis points	0.19	(1.15)	(0.96)
Up 25 basis points	0.09	(0.58)	(0.49)
Down 25 basis points	(0.09)	0.42	0.33
Down 50 basis points	(0.16)	0.42	0.26
Down 75 basis points	(0.22)	0.42	0.20
Down 100 basis points	(0.29)	0.42	0.13
Down 200 basis points	(0.57)	0.42	(0.15)
Down 300 basis points	(0.64)	0.42	(0.22)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities. If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
Total capital drawdowns	3,723,388	$360.32

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

10.1

Loan and Security Agreement, dated as of September 24, 2020, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as portfolio manager, the lenders party thereto, U.S. Bank National Association, in its capacities as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56502), filed on September 30, 2020).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 5, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)