Form 10-K
period 2020-12-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2021-02-25
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

As of June 30, 2020, there was no established public market for the registrant’s limited liability company units. As of February 25, 2021, there were 6,427,515 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2020

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Private Middle Market Credit II LLC together with its consolidated subsidiaries. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., (“GS BDC”) and Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”)), relationships and products, collectively, the “Accounts”).

ITEM 1.     BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2020, we have originated $1,486.77 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Business—Competitive Advantages.”

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2020
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,167.69	$1,154.97	99.7%
Preferred Stock	3.65	3.72	0.3
Common Stock	—	0.36	0.0
Total Investments	$1,171.34	$1,159.05	100.0%

As of December 31, 2020, our portfolio consisted of 133 investments in 55 portfolio companies across 20 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2020, were Software, Health Care Technology, Health Care Providers & Services and Diversified Consumer Services, which represented 18.6%, 13.2%, 11.8% and 11.3%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2020 was 99.3% invested in portfolio companies organized in the United States and 0.7% in portfolio companies organized in Canada.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2020
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.0%	8.3%
Preferred Stock(3)	0.0	0.0
Common Stock(3)	0.0	0.0
Total Portfolio	8.0%	8.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.):

December 31, 2020
Number of portfolio companies	55
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.5x
Weighted average interest coverage(3)	2.5x
Median EBITDA(3)	$30.51 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.7% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on December 20, 2018. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2019.

From March 25, 2019 (the “Initial Closing Date”) through September 26, 2020 (the “Final Closing Date”), we accepted subscription agreements from investors acquiring Units in our continuous private offering of common units of our limited liability company interests (the “Units”). Investors acquiring Units in the private offering each entered into a subscription agreement (“Subscription Agreement”) pursuant to which the investor agreed to purchase Units for an aggregate purchase price equal to the portion of its requested capital commitment to us that we accepted (its “Commitment”). Each individual (a “Unitholder”) holding Units is required to make capital contributions (up to the amount of their undrawn Commitment) to purchase Units in respect of its Commitment each time we deliver a drawdown notice, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New Units are issued on each Drawdown Date.

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

We held a limited number of closings subsequent to the Initial Closing Date (each date on which a subsequent closing was held, a “Subsequent Closing Date”). On February 26, 2020, our board of directors (the “Board of Directors” or the “Board”) approved an extension of the final date on which we would accept Subscription Agreements to the Final Closing Date.

Unitholders are entitled to receive dividends or other distributions declared by our board of directors (the “Board of Directors” or the “Board”) and are entitled to one vote for each Unit held on all matters submitted to a vote of the Unitholders.

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$848.59	43%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
October 16, 2020	390,850	37.12
Total capital drawdowns	4,114,238	$397.44

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

 Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.95 trillion of assets under supervision as of December 31, 2020.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 28 investment professionals, as of December 31, 2020, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 19 years of experience in leveraged finance and private transactions.

Investment Committee

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

As of December 31, 2020, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 100.0% secured debt investments (100.0% in first lien debt). We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS BDC and GS PMMC) and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC and GS PMMC, and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee (as defined below) payable to the Investment Adviser).

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

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people[1] The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

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

[1]	Estimate for 2020 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org.

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with 702 investment professionals and approximately $1.95 trillion in assets under supervision2 as of December 31, 2020. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2019. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

Management Agreements

Investment Advisory Agreement

The investment advisory and management agreement (the “Investment Advisory Agreement”) with our Investment Adviser was entered into as of February 27, 2019. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our success.”

Management Services

Pursuant to the terms of the Investment Advisory Agreement, GSAM, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.”

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

For the year ended December 31, 2020, Management Fees amounted to $6.73 million. As of December 31, 2020, $2.25 million remained payable. For the period from April 11, 2019 (commencement of operations) to December 31, 2019, Management Fees amounted to $1.24 million.

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

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for an initial two year period commencing on February 27, 2019 and thereafter, for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our success.”

Limited Liability of our Investment Adviser

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Advisory Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on our Investment Adviser’s part in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Advisory Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of your investment declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. On May 2, 2019, the Initial Member approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of the Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary or emergency purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, “Item 1A. Risk Factors—Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us are required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A—Risk Factors—Operational—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS PMMC. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Legal and Regulatory— Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by Group, Inc., a bank holding company (a “BHC”).”

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

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

Market Developments and General Business Environment

•	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

•	The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

Legal and Regulatory

•

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

•

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

•

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

•	We incur significant costs as a result of being registered under the Exchange Act.
•	Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.
•

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

•	Our ability to enter into transactions with our affiliates is restricted.
•	Our activities may be limited as a result of potentially being deemed to be controlled by Group, Inc., a bank holding company (a “BHC”).
•	Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.
•	Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•	Certain investors are limited in their ability to make significant investments in us.

Competition

•	We are dependent upon management personnel of our Investment Adviser for our future success.
•	We operate in a highly competitive market for investment opportunities.

Operational

•

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

•	Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
•

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact theour business, financial condition and operating results of us or our portfolio companies.

Our Business and Structure

•	Our limited Term and the expiration of the Investment Period may impact our investment strategy.
•	Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
•	Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.
•	Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.
•	Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•	Our ability to grow depends on our access to adequate capital.
•	We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•

Our Investment Adviser will be paid the Management Fee even if the value of the Unitholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

•	Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or Unitholder approval.
•

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Advisory Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•	We may experience fluctuations in our quarterly results.
•	We are exposed to risks associated with changes in interest rates.
•	Investors may fail to pay their undrawn Commitment.

  Our Portfolio Company Investments

•	Our investments are very risky and highly speculative.
•	Investing in middle-market companies involves a number of significant risks.
•

Many of our portfolio securities do not have a readily available market price and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

•	The lack of liquidity in our investments may adversely affect our business.
•

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

•	We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•	We may be subject to risks associated with investments in real estate loans.
•	We may be subject to risks associated with investments in energy companies.
•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•	The portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•	Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•	We may be exposed to special risks associated with bankruptcy cases.
•	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.
•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

•	Our portfolio companies may be highly leveraged.
•	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. Investments.
•	We may expose ourselves to risks if we engage in hedging transactions.
•	We may form one or more CLOs, which may subject us to certain structured financing risks.
•	We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.
•

We may invest a significant portion of our assets in high-quality short- term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

The Units

•	Investing in Units involves an above average degree of risk.
•	A Unitholder’s interest in us will be diluted if we issue additional Units, which could reduce the overall value of an investment in us.
•	We may in the future determine to issue Preferred Units, which could adversely affect the value of the Units.
•

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

•	The tax treatment of a non-U.S. Unitholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.
•	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•	Unitholders may receive Units as distributions, which could result in adverse tax consequences to them.
•

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. Unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

•	Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on dividends paid by us.

•

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

•	The Units are limited in their transferability; we may repurchase or force a sale of a Unitholder’s Units.

Market Developments and General Business Environment

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted, and may continue to adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events have disrupted, and could continue to disrupt the processes necessary for our operations. This has created, and may continue to create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has caused, and may continue to cause, increased volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. On January 31, 2020, the United Kingdom withdrew from the European Union and the United Kingdom entered a transition period that expired on December 31, 2020. During this transition phase, the United Kingdom and the European Union sought to negotiate and finalize a new, more permanent trade deal. On December 24, 2020, negotiators representing the United Kingdom and the European Union came to a preliminary trade agreement, the EU-UK Trade and Cooperation Agreement (“TCA”), which is an agreement on the terms governing certain aspects of the European Union’s and United Kingdom’s relationship following the end of the transition period. On December 30, 2020, the United Kingdom and the European Union signed the TCA, which was ratified by the British Parliament on the same day. The TCA has been provisionally applied since January 1, 2021 but cannot formally enter into force until ratified by the European Parliament. In the event that the European Parliament does not ratify the TCA before February 28, 2021, the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. However, even under the TCA, many aspects of the United Kingdom-European Union trade relationship remain subject to further negotiation. Due to political uncertainty, it is not possible to anticipate the form or nature of the future trading relationship between the United Kingdom and the European Union. While certain measures have been proposed and/or implemented within the United Kingdom and at the European Union level or at the member state level, which are designed to minimize disruption in the financial markets, it is not currently possible to determine whether such measures would achieve their intended effects. Notwithstanding the foregoing, the extent of the impact of the withdrawal and the resulting economic arrangements in the United Kingdom and in global markets as well as any associated adverse consequences remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments in issuers that are economically tied to the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

Legal and Regulatory

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

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2019, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to Unitholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to Unitholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to Unitholders, we could fail to maintain our RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

•

The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to Unitholders, which would have a material adverse effect on our financial performance.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current Unitholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or Preferred Units, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our Investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our Unitholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as the Company, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase.

We incur significant costs as a result of being registered under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of  management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

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

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of the Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed to be an affiliate for purposes of the Investment Company Act and, if this is the only reason such person is an affiliate, we are generally prohibited from buying any asset from or selling any asset (other than Units) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same portfolio company, without approval of the Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

Our activities may be limited as a result of potentially being deemed to be controlled by Group, Inc., a bank holding company (a “BHC”).

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

These restrictions may materially adversely affect us by, among other things, affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, Goldman Sachs may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and Accounts managed by our Investment Adviser and its affiliates. Goldman Sachs may seek to accomplish this result by causing GSAM to resign as our Investment Adviser, voting for changes to the Board of Directors, causing Goldman Sachs personnel to resign from the Board of Directors, reducing the amount of Goldman Sachs’ investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

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

In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Competition

We are dependent upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future will depend success to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC and GS PMMC, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS BDC and GS PMMC or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

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

Operational

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems or those of our portfolio companies for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers, and the information systems of our portfolio companies. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Our Business and Structure

Our limited Term and the expiration of the Investment Period may impact our investment strategy.

Unless earlier liquidated by the Board of Directors or extended by the Board of Directors (and, to the extent necessary, a majority-in-interest of the Unitholders), our Term will end on the five year anniversary of the Final Closing Date. Due to our finite Term, we may be required to sell Investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our Investments. In addition, we may depart from our stated investment objective and policies as we prepare for the expiration of our Term and distribute our assets to Unitholders.

Following the expiration of the Investment Period, we are not permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to Unitholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of Investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the Units. For more, see “—Our Portfolio Company Investments—Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee teams as GS BDC and GS PMMC. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between such other entities and us. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC, GS MMLC (which was merged with GS BDC on October 12, 2020) and GS PMMC, the Company received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with GS BDC, GS PMMC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching of us or our Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Unitholders and is consistent with our board of directors approved criteria. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy currently provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS BDC and GS PMMC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS BDC and GS PMMC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC and GS PMMC, and other clients of our Investment Adviser, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2019. To maintain our status as a RIC, among other requirements, we are required to timely distribute to Unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new Investments. During the Investment Period, we may issue Units to subscribers, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of Investments during the Investment Period, subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or preferred units (the “Preferred Units”), after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and a security interest in some of all of our assets, including our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(21.78)%	(12.16)%	(2.54)%	7.09%	16.71%

(1)

Assumes (i) $1,179.67 million in total assets as of December 31, 2020, (ii) $547.70 million in outstanding indebtedness as of December 31, 2020, (iii) $613.02 million in net assets as of December 31, 2020 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.84%.

Based on our outstanding indebtedness of $547.70 million as of December 31, 2020 and an annualized average interest rate on our indebtedness as of December 31, 2020, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 2.84%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.34% to cover annual interest payments on the outstanding debt.

Our Investment Adviser will be paid the Management Fee even if the value of the Unitholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

Our Investment Adviser is entitled to an Incentive Fee from us based on our investment performance. The Incentive Fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on behalf of us that are risky or more speculative than would be the case in the absence of such a compensation arrangement, and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Additionally, the Management Fee is payable even in the event the value of Unitholders’ investments declines.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC and GS PMMC), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or Unitholder approval.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities (as defined below). If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Very low or negative interest rates may magnify interest rate risk. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last out portions of such loans; second lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

Many of our portfolio securities do not have a readily available market price and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

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

When our NAV is determined other than on a quarter-end (such as in connection with issuances of shares of our common Units on dates occurring mid-quarter), such determinations of NAV are generally made by our Investment Adviser, acting under delegated authority from, and subject to the supervision of our Board of Directors. While such NAV determinations are made in accordance with procedures adopted by our Board of Directors, such intra-quarter NAV determinations do not follow the same procedures as quarter-end NAV determinations, such as the input of our Audit Committee or Independent Valuation Advisors, which may heighten the risks described above. However, we intend to comply at all times with the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing Units at a price below the then-current NAV of the Units as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these Investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments, or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2020, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 28.1% of our portfolio at fair value.  Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2020, Software represented 18.6% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

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

Our Investment Adviser, on our behalf, may periodically invest in loans related to real estate and real estate-related assets, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond the control of our Investment Adviser and us.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage or debt participation;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	attempt to preserve or enhance the value of our investment.

We may elect not to make follow on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources and the limitations set forth in “Item 1 Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in the JPM Revolving Credit Facility or compliance with the requirements for maintenance of our RIC status.

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

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our Investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Our Business and Structure—We are exposed to risks associated with changes in interest rates.”

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

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially adversely affected. See “—Our Business and Structure—We are a new company and have limited operating history.”

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

We may invest a significant portion of our assets in high-quality short- term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

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

Unitholders do not have preemptive rights to any Units we issue in the future. We may decide in accordance with the process described below, to issue additional equity interests at or below the NAV per Unit. To the extent we issue additional equity interests, a Unitholder’s percentage ownership interest in us may be diluted. In addition, if such Units are issued below NAV, existing Unitholders may also experience dilution in the book value and fair value of their Units.

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

The issuance of Preferred Units with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of Preferred Units could make an investment in the Units less attractive. In addition, the dividends on any Preferred Units we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Units must take preference over any distributions or other payments to Unitholders, and holders of Preferred Units are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Units that converts into Units). In addition, under the Investment Company Act, Preferred Units would constitute a “senior security” for purposes of our 150% asset coverage test.

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year net proceeds attributable to the repayment or disposition of Investments (together with any interest, dividends and other net cash flow in respect of such Investments), except to the extent such proceeds from repayment or disposition are permitted to be, and are, retained for reinvestment prior to the termination of the Investment Period, (ii) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC under Subchapter M of the Code , except that we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. All distributions will be paid at the discretion of our Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to Unitholders.

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

Depending on (i) the laws of such non-U.S. Unitholder’s jurisdiction of tax residence, (ii) how we, the Investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. Unitholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the Investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. Unitholder, and possibly in excess of our actual economic income, (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. Unitholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount (“OID”), which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted payment-in-kind (“PIK”) interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or original issue discount on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock.  Moreover, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our stockholders to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Unitholders may receive Units as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a distribution in Units instead of in cash. The Company is not subject to restrictions on the circumstances in which it may declare a portion of a distribution in Units but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow Unitholders to elect payment in cash and/or Units of equivalent value. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Unitholders is required to be at least 20% of the aggregate declared distribution. If too many Unitholders elect to receive cash, the cash available for distribution is required to be allocated among the Unitholders electing to receive cash (with the balance of the distribution paid in Units) under a formula provided in the applicable IRS guidance. The number of Units distributed would thus depend on the applicable percentage limitation on cash available for distribution, the Unitholders’ individual elections to receive cash or stock, and the value of the Units. Each Unitholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a non-U.S. Unitholder) on the date the distribution is received in an amount equal to the cash that such Unitholder would have received if the entire distribution had been paid in cash, even if the Unitholder received all or most of the distribution in Units. We currently do not intend to pay distributions in Units, but there can be no assurance we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. Unitholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” as a result of Units being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. Unitholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Unitholder’s allocable share of the Management Fees and Incentive Fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such Unitholders only to the extent that the aggregate of such U.S.

Unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Unitholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to Unitholders on a non- pro-rata basis.

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

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. Unitholder are at least a 10% equity holder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

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

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our Unitholders, the Investment Company Act does not require that Unitholders be given notice of this fact by reporting it as a return of capital.

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

As of February 25, 2021, there were approximately 1,784 holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
October 16, 2020	390,850	37.12
Total capital drawdowns	4,114,238	$397.44

For the period from April 11, 2019 (commencement of operations) to December 31, 2019
May 3, 2019	324,643	32.47
June 21, 2019	524,568	51.94
July 30, 2019	306,641	30.27
August 27, 2019	178,445	17.64
October 29, 2019	211,343	20.87
November 27, 2019	257,081	25.53
December 23, 2019	510,556	51.06
Total capital drawdowns	2,313,277	$229.78

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
March 4, 2020	July 6, 2020	July 31, 2020	$1.67
August 4, 2020	October 5, 2020	October 29, 2020	$1.83
November 4, 2020	December 31, 2020	January 29, 2021	$2.15

For the period from April 11, 2019 (commencement of operations) to December 31, 2019
October 2, 2019	October 4, 2019	October 25, 2019	$1.25
October 30, 2019	December 31, 2019	January 27, 2020	$1.98

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

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2020, we have originated $1,486.77 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business Competitive Advantages.”

Impact of COVID-19 Pandemic

The resurgence in the spread of COVID-19 toward the end of 2020 and into 2021 has created greater uncertainty regarding the economic outlook for the near term, even as early efforts to distribute vaccines are underway. While governments and central banks continued to be aggressive in providing fiscal and monetary stimulus, the global economic recovery remains fragile. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the majority of its employees continue to work remotely during most of 2020 and continue to do so in January 2021. In order to re-open offices to Goldman Sachs employees after initial restrictions began to ease in the second quarter of 2020, Goldman Sachs established policies and protocols to address safety considerations, taking into account the readiness of people, communities and facilities. Over the course of the pandemic, the extent to which Goldman Sachs employees have worked from its offices has varied based on how circumstances in each location have evolved.  Goldman Sachs is in constant dialogue with key stakeholders to assess health and safety conditions across all of its office locations and to have robust procedures in place to protect the well-being of its employees, such as controls around building access, strict physical distancing measures, enhanced cleaning regimes and on-site COVID-19 testing.  Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of December 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility the Company and MUFG Union Bank, N.A. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”)) was 212% and 225%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$1,167.69	$1,154.97	99.7%	$406.44	$405.88	100.0%
Preferred Stock	3.65	3.72	0.3	—	—	—
Common Stock	—	0.36	0.0	—	—	—
Total Investments	$1,171.34	$1,159.05	100.0%	$406.44	$405.88	100.0%

The weighted average of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.0%	8.3%	8.4%	8.4%
Preferred Stock(3)	0.0	0.0	—	—
Common Stock(3)	0.0	0.0	—	—
Total Portfolio	8.0%	8.3%	8.4%	8.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of December 31, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.0% and 8.3%, as compared to 8.4% and 8.4%, at December 31, 2019.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

As of
	December 31, 2020	December 31, 2019
Number of portfolio companies	55	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.5x	5.6x
Weighted average interest coverage(3)	2.5x	2.4x
Median EBITDA(3)	$30.51 million	$42.05 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.7% and 20.5% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	December 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$52.42	4.5%	$15.48	3.8%
Grade 2	1,039.46	89.7	390.40	96.2
Grade 3	67.17	5.8	—	—
Grade 4	—	—	—	—
Total Investments	$1,159.05	100.0%	$405.88	100.0%

The increase in investments with a grade 1 investment performance rating as of December 31, 2020 compared to December 31, 2019 was primarily driven by investments with an aggregate fair value of $52.42 million being upgraded due to exits, partially offset by the repayment of investments with an aggregate fair value of $15.48 million. The increase in investments with a grade 3 investment performance rating as of December 31, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	December 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,171.34	100.0%	$406.44	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,171.34	100.0%	$406.44	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
	($ in millions)
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$1,000.14	$482.99
Preferred Stock	3.65	—
Common Stock	—	—
Total	$1,003.79	$482.99
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$68.69	$13.31
Total	$68.69	$13.31
Net increase (decrease) in portfolio	$935.10	$469.68
Number of new portfolio companies with new investment commitments(3)	28	29
Total new investment commitment amount in new portfolio companies(3)	$920.71	$482.99
Average new investment commitment amount in new portfolio companies(3)	$32.88	$16.65
Number of existing portfolio companies with new investment commitments(3)	6	—
Total new investment commitment amount in existing portfolio companies(3)	$83.08	$—
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.4	5.1
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	—%	—%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.3%	8.6%
Weighted average yield on new investment commitments(2)(3)(6)	8.2%	8.6%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	7.3%	9.2%
Weighted average yield on investments sold or paid down(8)(9)	7.3%	9.2%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
	($ in millions)
Total investment income	$57.02	$11.90
Net expenses	(19.58)	(6.98)
Net investment income	37.44	4.92
Net realized gain (loss) on investments	(0.00) (1)	0.04
Net unrealized appreciation (depreciation) on investments	(11.74)	(0.56)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.07)	—
Net increase (decrease) in Members’ Capital from operations	$25.63	$4.40
(1)	Amount rounds to less than $(0.01) million.

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
	($ in millions)
Interest	$55.51	$11.63
Dividend income	0.03	0.06
Other income	1.48	0.21
Total investment income	$57.02	$11.90

Investment Income

Investment income for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $406.44 million as of December 31, 2019 to $1,171.34 million as of December 31, 2020.

Other income

Other income increased from $0.21 million for the period from April 11, 2019 (commencement of operations) to December 31, 2019 to $1.48 million for the year ended December 31, 2020. The increase is primarily due to an increase in amendment fees from our portfolio companies.

Expenses

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
	($ in millions)
Interest and other debt expenses	$9.21	$3.58
Management fees	6.73	1.24
Offering costs	0.78	0.94
Professional fees	0.94	0.39
Directors’ fees	0.37	0.07
Other general and administrative expenses	1.55	0.76
Total expenses	$19.58	$6.98

Interest and other debt expenses

Interest and other debt expenses increased from $3.58 million for the period from April 11, 2019 (commencement of operations) December 31, 2019 to $9.21 million for year ended December 31, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $101.13 million to $225.38 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facilities from 4.22% to 2.84%.

Management Fees

Management Fees increased from $1.24 million for the period from April 11, 2019 (commencement of operations) December 31, 2019 to $6.73 million for the year ended December 31, 2020 primarily driven by an increase in the size of our portfolio.

Offering Costs

We have incurred expenses related to our formation, organization and continuous offering of our Units. For the year ended December 31, 2020, and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, we accrued offering costs of $0.78 million and $0.94 million.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $1.22 million for the period from April 11, 2019 (commencement of operations) December 31, 2019, to $2.86 million for the year ended December 31, 2020 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Year Ended December 31,		For the period from April 11, 2019 (commencement of operations) to December 31,
	2020		2019
	(in millions)
Picture Head Midco LLC	$—		$0.05
Other	(0.00)	(1)	—
Net realized gain (loss)	(0.00)		$0.05

(1)	Amount rounds to less than $(0.01) million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
	($ in millions)
Unrealized appreciation	$4.21	$0.70
Unrealized depreciation	(15.94)	(1.26)
Net change in unrealized appreciation (depreciation) on investments	$(11.73)	$(0.56)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2020
($ in millions)
Portfolio Company:
Governmentjobs.com, Inc. (dba NeoGov)	$0.67
iCIMS, Inc.	0.45
Apptio, Inc.	0.44
Wrike, Inc.	0.37
Exostar LLC - Class B	0.34
PT Intermediate Holdings III, LLC (dba Parts Town)	(1.14)
CorePower Yoga LLC	(1.42)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	(1.51)
Picture Head Midco LLC	(1.53)
Other, net(1)	(2.10)
Convene 237 Park Avenue, LLC (dba Convene)	(6.30)
Total	$(11.73)

(1)	For the year ended December 31, 2020, Other, net includes gross unrealized appreciation of $1.94 million and gross unrealized depreciation of $(4.04) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally continued to improve upon the rebound experienced during the second quarter, following significant declines in the first quarter, as businesses continued to navigate governmental mandates and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

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

(1)

For the period from April 11, 2019 (commencement of operations) to December 31, 2019, Other, net includes gross unrealized appreciation of $0.01 million, and gross unrealized depreciation of $(0.23) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility the Company and MUFG Union Bank, N.A. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”)) was 212% and 225%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2020, we had cash of approximately $8.71 million, an increase of $6.61 million from December 31, 2019. Cash used for operating activities for the year ended December 31, 2020 was approximately $728.02 million, primarily driven by purchases of investments of $839.78 million, offset by an increase in Members’ Capital from operations of $25.63 million, proceeds from sales and principal repayments of $78.31 million, and other operating activities of $7.82 million. Cash provided by financing activities for the year ended December 31, 2020 was approximately $730.13 million, primarily driven by proceeds from the issuance of common Units of $397.45 million and borrowings on debt of $741.30 million, offset by repayments on debt of $375.60 million, distributions paid of $28.77 million and other financing activities of $4.25 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$848.59	43%	$1,021.22	$791.45	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
October 16, 2020	390,850	37.12
Total capital drawdowns	4,114,238	$397.44
For the period from April 11, 2019 (commencement of operations) to December 31, 2019
May 3, 2019	324,643	32.47
June 21, 2019	524,568	51.94
July 30, 2019	306,641	30.27
August 27, 2019	178,445	17.64
October 29, 2019	211,343	20.87
November 27, 2019	257,081	25.53
December 23, 2019	510,556	51.06
Total capital drawdowns	2,313,277	$229.78

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$397.70	$397.70	$—	$—	$—
JPM Revolving Credit Facility	150.00	—	—	150.00	—

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, and December 23, 2020.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $500.00 million as of December 31, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 7, 2021.

Under the MUFG Revolving Credit Facility, we have the ability to elect either London InterBank Offered Rate (“LIBOR”) or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the MUFG Revolving Credit Facility is the prevailing LIBOR for one month (the “Applicable LIBOR”) plus 2.45% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.45% per annum. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2020, the total commitments under the JPM Revolving Credit Facility were $250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$225.90	$63.76
Total	$225.90	$63.76

We had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$848.59	43%

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

RECENT DEVELOPMENTS

On January 26, 2021, Jonathan Lamm notified us of his intention to resign as Chief Financial Officer and Treasurer effective March 1, 2021.  Mr. Lamm’s decision to resign is not the result of any disagreement with us.  On February 24, 2021, our Board of Directors appointed Joseph DiMaria as our Interim Chief Financial officer and Interim Treasurer effective March 1, 2021.

On February 12, 2021, in connection with the Loan and Security Agreement, dated as of September 24, 2020 (the “Loan and Security Agreement”), among SPV, the Company, JPM, as administrative agent, JPM, as administrative agent and lender, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, SPV exercised its right pursuant to the Loan and Security Agreement to request an increase of the Financing Commitments (as defined in the Loan and Security Agreement) and JPM agreed to provide the requested increase equal to $150.0 million, with total Financing Commitments under the Loan and Security Agreement increasing to $400.0 million. The increase became effective on February 12, 2021. Pursuant to the Loan and Security Agreement, the aggregate Financing Commitments thereunder may be further increased up to $800.0 million.

On February 24, 2021, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period January 1, 2021 through March 31, 2021, payable on or about April 28, 2021 to Unitholders of record as of April 5, 2021.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of December 31, 2020 and December 31, 2019, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$21.48	$(15.31)	$6.17
Up 200 basis points	11.85	(10.21)	1.64
Up 100 basis points	2.42	(5.10)	(2.68)
Up 75 basis points	0.35	(3.83)	(3.48)
Up 50 basis points	0.23	(2.55)	(2.32)
Up 25 basis points	0.12	(1.28)	(1.16)
Down 25 basis points	(0.11)	0.87	0.76
Down 50 basis points	(0.18)	0.87	0.69
Down 75 basis points	(0.25)	0.87	0.62
Down 100 basis points	(0.32)	0.87	0.55
Down 200 basis points	(0.60)	0.87	0.27
Down 300 basis points	(0.87)	0.87	—

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC INDEX TO FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	69

Consolidated Statements of Financial Condition as of December 31, 2020 and December 31, 2019	70

Consolidated Statements of Operations for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019	71

Consolidated Statements of Changes in Members’ Capital for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019	72

Consolidated Statements of Cash Flows for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019	73

Consolidated Schedules of Investments as of December 31, 2020 and 2019	74

Notes to Financial Statements	80

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit II LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit II LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2020 and the period from April 11, 2019 (commencement of operations) to December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its members’ capital and its cash flows for the year ended December 31, 2020 and the period from April 11, 2019 (commencement of operations) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodians, agent banks, portfolio company investees, transfer agent, and brokers; when replies were not received, we performed other auditing procedures.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2021

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs Private Middle Market Credit II LLC,

Goldman Sachs BDC, Inc., and

Goldman Sachs Private Middle Market Credit LLC

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,171,340 and $406,440)	$1,159,046	$405,878
Cash	8,709	6,605
Receivable for investments sold	191	—
Receivable for common units sold	—	148
Interest and dividends receivable	7,148	1,520
Deferred financing costs	4,010	1,727
Deferred offering costs	—	360
Other assets	564	5
Total assets	$1,179,668	$416,243
Liabilities
Debt	$547,700	$182,000
Interest and other debt expenses payable	1,821	378
Management fees payable	2,248	678
Payable for investments purchased	30	—
Distribution payable	13,798	4,585
Accrued offering costs	218	104
Directors’ fees payable	5	—
Accrued expenses and other liabilities	828	573
Total liabilities	$566,648	$188,318
Commitments and Contingencies (Note 7)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (6,427,515 and 2,313,277 units issued and outstanding as of December 31, 2020 and December 31, 2019)	625,491	228,832
Distributable earnings	(12,471)	(907)
TOTAL MEMBERS’ CAPITAL	$613,020	$227,925
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,179,668	$416,243
Net asset value per unit	$95.37	$98.53

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$55,506	$11,629
Other income	1,485	204
From non-controlled affiliated investments:
Dividend income	32	63
Total investment income	$57,023	$11,896
Expenses:
Interest and other debt expenses	$9,210	$3,584
Management fees	6,732	1,239
Offering costs	781	943
Professional fees	945	394
Directors’ fees	366	64
Other general and administrative expenses	1,554	751
Total expenses	$19,588	$6,975
NET INVESTMENT INCOME	$37,435	$4,921

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1)	$45
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(11,732)	(562)
Net realized and unrealized gains (losses)	$(11,733)	$(517)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(70)	—
NET INCREASE IN MEMBERS’ CAPITAL FROM OPERATIONS	$25,632	$4,404
Weighted average units outstanding	4,712,521	1,048,925
Net investment income per unit (basic and diluted)	$7.94	$4.69
Earnings per unit (basic and diluted)	$5.44	$4.20

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
Members’ Capital at beginning of period	$227,925	$—
Increase in Members’ Capital from operations:
Net investment income	$37,435	$4,921
Net realized gain (loss)	(1)	45
Net change in unrealized appreciation (depreciation)	(11,732)	(562)
(Provision) benefit for unrealized appreciation/depreciation on investments	(70)	—
Net increase in Members’ Capital from operations	$25,632	$4,404
Distributions to Unitholders from:
Distributable earnings	$(37,982)	$(6,254)
Total distributions to Unitholders	$(37,982)	$(6,254)
Capital transactions:
Issuance of units	$397,445	$229,775
Net increase in Members’ Capital from capital transactions	$397,445	$229,775
TOTAL INCREASE IN MEMBERS’ CAPITAL	$385,095	$227,925
Members’ Capital at end of period	$613,020	$227,925
Distributions declared per unit	$7.09	$3.23

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$25,632	$4,404
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(839,778)	(419,607)
Payment-in-kind interest capitalized	(201)	—
Proceeds from sales of investments and principal repayments	78,306	13,694
Net realized (gain) loss on investments	1	(45)
Net change in unrealized (appreciation) depreciation on investments	11,732	562
Amortization of premium and accretion of discount, net	(3,228)	(482)
Amortization of deferred financing costs	1,835	538
Amortization of deferred offering costs	781	943
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(191)	—
(Increase) decrease in receivable for common units sold	148	(148)
(Increase) decrease in interest and dividends receivable	(5,628)	(1,520)
(Increase) decrease in other assets	(559)	(5)
Increase (decrease) in interest and other debt expenses payable	1,267	378
Increase (decrease) in management fees payable	1,570	678
Increase (decrease) in payable for investments purchased	30	—
Increase (decrease) in directors’ fees payable	5	—
Increase (decrease) in accrued expenses and other liabilities	255	573
Net cash provided by (used for) operating activities	$(728,023)	$(400,037)
Cash flows from financing activities:
Proceeds from issuance of common units	$397,445	$229,775
Offering costs paid	(307)	(1,199)
Distributions paid	(28,769)	(1,669)
Financing costs paid	(3,942)	(2,265)
Borrowings on debt	741,300	439,800
Repayments of debt	(375,600)	(257,800)
Net cash provided by (used for) financing activities	$730,127	$406,642
Net increase (decrease) in cash	2,104	6,605
Cash, beginning of period	6,605	—
Cash, end of period	$8,709	$6,605
Supplemental and non-cash activities
Interest expense paid	$5,401	$2,494
Accrued but unpaid distributions	$13,798	$4,585

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 188.41% #
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$8,720	$8,592	$8,589
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3)	Professional Services		L + 5.50%	1.00%	11/06/26	1,160	(17)	(17)
3SI Security Systems, Inc.(4) (5)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,233	2,217	2,222
Acquia, Inc.(1) (4) (5)	Software	8.00%	L + 7.00%	1.00%	10/31/25	18,077	17,773	17,761
Acquia, Inc.(1) (3) (4) (5)	Software		L + 7.00%	1.00%	10/31/25	1,933	(31)	(34)
Apptio, Inc.(4) (5)	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	26,813	25,982	26,411
Apptio, Inc.(3) (4) (5)	IT Services		L + 7.25%	1.00%	01/10/25	769	(27)	(12)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (5)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25	7,688	7,626	7,361
Blacksmith Applications, Inc.(1)	Software	7.50%	L + 6.50%	1.00%	12/02/26	23,300	22,782	22,776
Blacksmith Applications, Inc.(1) (3)	Software		L + 6.50%	1.00%	12/02/26	1,900	(42)	(43)
Bullhorn, Inc.(1) (4) (5)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	13,841	13,602	13,633
Bullhorn, Inc.(1) (4) (5)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	287	282	283
Bullhorn, Inc.(1) (4) (5)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	229	225	225
Bullhorn, Inc.(1) (3) (4) (5)	Professional Services		L + 5.75%	1.00%	09/30/26	635	(11)	(10)
Bullhorn, Inc.(1) (3) (4) (5)	Professional Services		L + 5.75%	1.00%	09/30/26	693	(12)	(10)
Capitol Imaging Acquisition Corp.(1)	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	40,639	39,861	39,826
Capitol Imaging Acquisition Corp.(1) (3)	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25	9,170	972	963
CFS Management, LLC (dba Center for Sight Management)(1) (4) (5)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	6,037	5,991	5,901
CFS Management, LLC (dba Center for Sight Management)(1) (4) (5)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	1,798	1,785	1,758
Chronicle Bidco Inc. (dba Lexitas)(1)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,374	10,121	10,115
Chronicle Bidco Inc. (dba Lexitas)(1) (5)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,346	10,146	10,087
Chronicle Bidco Inc. (dba Lexitas)(1) (5)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	4,356	4,270	4,247
Chronicle Bidco Inc. (dba Lexitas)(1) (3)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	5,785	81	(6)
Chronicle Bidco Inc. (dba Lexitas)(1) (3) (5)	Professional Services		L + 6.00%	1.00%	11/14/25	1,320	(22)	(33)
ConnectWise, LLC(1) (4) (5)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	19,915	19,587	19,715
ConnectWise, LLC(1) (3) (4) (5)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	1,537	360	369
Convene 237 Park Avenue, LLC (dba Convene)(1) (4) (5)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24	26,900	26,483	21,520
Convene 237 Park Avenue, LLC (dba Convene)(1) (4) (5)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24	7,910	7,780	6,328
CorePower Yoga LLC(1) (5)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	9,050	8,939	7,602
CorePower Yoga LLC(1) (5)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	633	626	532
CST Buyer Company (dba Intoxalock)(1) (4) (5)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	16,838	16,619	16,459
CST Buyer Company (dba Intoxalock)(1) (4)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	13,960	13,652	13,646
CST Buyer Company (dba Intoxalock)(1) (3) (4) (5)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	1,291	(16)	(29)
Diligent Corporation(1) (4) (5)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	21,030	20,542	20,557
Diligent Corporation(1) (3) (4) (5)	Professional Services		L + 6.25%	1.00%	08/04/25	1,703	(20)	(19)
Diligent Corporation(1) (3) (4) (5)	Professional Services		L + 6.25%	1.00%	08/04/25	5,108	(118)	(115)
E2open, LLC(1) (5)	Software	6.75%	L + 5.75%	1.00%	11/26/24	18,664	18,522	18,582
Elemica Parent, Inc.(1) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	3,584	3,510	3,476
Elemica Parent, Inc.(1) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	700	684	679
Elemica Parent, Inc.(1) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	523	507	507
Elemica Parent, Inc.(1) (3) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	470	377	372
Elemica Parent, Inc.(1) (3) (4)	Chemicals		L + 6.00%	1.00%	09/18/25	350	(5)	(11)
Elemica Parent, Inc.(1) (3) (4)	Chemicals		L + 6.00%	1.00%	09/18/25	1,396	(21)	(42)
Eptam Plastics, Ltd.(1) (4) (5)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	6,366	6,285	6,238
Eptam Plastics, Ltd.(1) (3) (4) (5)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	1,211	1,201
Eptam Plastics, Ltd.(1) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.50%	1.00%	12/06/25	2,729	(17)	(55)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
FWR Holding Corporation (dba First Watch Restaurants)(4) (5)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	$8,749	$8,685	$8,486
FWR Holding Corporation (dba First Watch Restaurants)(3) (4) (5)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	122	(1)	(4)
GHA Buyer Inc. (dba Cedar Gate)(1)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	14,000	13,723	13,720
GHA Buyer Inc. (dba Cedar Gate)(1) (3)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,624	2,423	2,423
GHA Buyer Inc. (dba Cedar Gate)(1) (3)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,749	(35)	(35)
GlobalTranz Enterprises, Inc.(1) (5)	Road & Rail	5.15%	L + 5.00%		05/15/26	7,107	6,992	6,539
Governmentjobs.com, Inc. (dba NeoGov)(1) (4)	Software	8.00%	L + 7.00%	1.00%	02/05/26	34,208	33,527	34,294
Governmentjobs.com, Inc. (dba NeoGov)(1) (4) (5)	Software	7.50%	L + 6.50%	1.00%	02/05/26	33,643	33,053	32,970
Governmentjobs.com, Inc. (dba NeoGov)(1) (3) (4) (5)	Software	7.50%	L + 6.50%	1.00%	02/05/26	4,486	260	247
Granicus, Inc.(1)	Software	8.00%	L + 7.00%	1.00%	08/21/26	31,790	31,034	31,155
Granicus, Inc.(1)	Software	8.00%	L + 7.00%	1.00%	08/21/26	2,787	2,719	2,731
Granicus, Inc.(1) (3)	Software		L + 7.00%	1.00%	08/21/26	2,183	(51)	(44)
GS AcquisitionCo, Inc. (dba Insightsoftware)(1)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,005	8,873	8,938
GS AcquisitionCo, Inc. (dba Insightsoftware)(1) (3)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	7,505	3,669	3,696
GS AcquisitionCo, Inc. (dba Insightsoftware)(1) (3)	Diversified Financial Services		L + 5.75%	1.00%	05/24/24	750	(11)	(6)
Helios Buyer, Inc. (dba Heartland)(1)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	13,625	13,355	13,353
Helios Buyer, Inc. (dba Heartland)(1) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,309	167	166
Helios Buyer, Inc. (dba Heartland)(1) (3)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,390	(37)	(37)
HowlCO LLC (dba Lone Wolf)(1) (2)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	25,680	25,178	25,167
HowlCO LLC (dba Lone Wolf)(1) (2)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,402	4,315	4,402
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (4) (5)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	26,888	26,569	25,140
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (3) (4) (5)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	2,186	(25)	(142)
iCIMS, Inc.(1) (4)	Software	7.50%	L + 6.50%	1.00%	11/16/26	22,611	22,171	22,272
iCIMS, Inc.(4) (5)	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,131	21,462	21,799
iCIMS, Inc.(4) (5)	Software	7.50%	L + 6.50%	1.00%	09/12/24	369	355	364
Instructure Holdings(1) (4) (5)	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	47,255	46,726	46,783
Instructure Holdings(1) (4)	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	10,101	9,749	10,000
Instructure Holdings(1) (3) (4) (5)	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	3,690	(40)	(37)
Mailgun Technologies, Inc.(1) (4) (5)	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	20,045	19,723	20,045
Mailgun Technologies, Inc.(1) (3) (4) (5)	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	1,263	—	—
MedeAnalytics, Inc.(1) (4)	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	41,066	39,871	39,834
MRI Software LLC(5)	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,326	16,184	15,850
MRI Software LLC	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	2,793	2,766	2,711
MRI Software LLC(3) (5)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	469	(7)	(14)
MRI Software LLC(3) (5)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	1,143	(10)	(33)
MRI Software LLC(3) (5)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	22,200	(236)	(648)
One GI LLC(1)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	8,900	8,723	8,722
One GI LLC(1) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	21,400	1,169	1,182
One GI LLC(1) (3)	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,300	(46)	(46)
Picture Head Midco LLC(1) (4) (5)	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	19,754	19,361	17,976

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Premier Imaging, LLC (dba Lucid Health)(1) (4) (5)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	01/02/25	$17,281	$17,070	$16,633
Project Eagle Holdings, LLC (dba Exostar)(1) (4) (5)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	40,913	39,954	39,993
Project Eagle Holdings, LLC (dba Exostar)(1) (3) (4) (5)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	3,418	(79)	(77)
PT Intermediate Holdings III, LLC (dba Parts Town)(1) (5)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	17,384	17,312	16,167
Purfoods, LLC(1) (4) (5)	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	24,539	24,015	24,170
Purfoods, LLC(1) (3) (4) (5)	Health Care Providers & Services		L + 6.25%	1.00%	08/12/26	16,400	(192)	(246)
Riverpoint Medical, LLC(1) (4) (5)	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	9,784	9,746	9,539
Riverpoint Medical, LLC(1) (3) (4) (5)	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	1,806	(7)	(45)
Selectquote, Inc.(1) (5)	Insurance	7.00%	L + 6.00%	1.00%	11/05/24	12,006	11,814	12,006
Sunstar Insurance Group, LLC(1)	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	12,198	11,962	11,954
Sunstar Insurance Group, LLC(1) (3)	Insurance		L + 5.50%	1.00%	10/09/26	2,496	(48)	(50)
Sunstar Insurance Group, LLC(1) (3)	Insurance		L + 5.50%	1.00%	10/09/26	7,736	(149)	(155)
Superman Holdings, LLC (dba Foundation Software)(1) (4)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	36,054	35,193	35,154
Superman Holdings, LLC (dba Foundation Software)(1) (3) (4)	Construction & Engineering		P + 7.00%		08/31/26	5,134	(121)	(128)
Sweep Purchaser LLC(1)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	26,468	25,945	25,939
Sweep Purchaser LLC(1) (3)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	8,403	(83)	(84)
Sweep Purchaser LLC(1) (3)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,201	(83)	(84)
Syntellis Performance Solutions, LLC (dba Axiom)(1) (4) (5)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	38,142	37,048	36,998
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (4) (5)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	16,903	16,699	16,354
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (3) (4) (5)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	5,899	1,917	1,783
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (3) (4) (5)	Health Care Providers & Services		L + 5.25%	1.00%	08/15/25	2,361	(28)	(77)
Thrasio, LLC(1)	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	14,020	13,671	13,670
Thrasio, LLC(1) (3)	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,250	(115)	(116)
USN Opco LLC (dba Global Nephrology Solutions)(1)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	20,394	19,987	19,986
USN Opco LLC (dba Global Nephrology Solutions)(1) (3)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	2,812	(56)	(56)
USN Opco LLC (dba Global Nephrology Solutions)(1) (3)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,032	(70)	(70)
Viant Medical Holdings, Inc.(1) (5)	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,194	18,923	18,714
Villa Bidco Inc (dba Authority Brands)(1) (4) (5)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	19,704	19,321	19,309
Villa Bidco Inc (dba Authority Brands)(1) (3) (4)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	9,800	2,807	2,761
Villa Bidco Inc (dba Authority Brands)(1) (3) (4) (5)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	1,592	189	188
VRC Companies, LLC (dba Vital Records Control)(4) (5)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	23,243	22,990	23,068
VRC Companies, LLC (dba Vital Records Control)(4) (5)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	—	—	—
WebPT, Inc.(1) (4) (5)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	12,701	12,505	12,320
WebPT, Inc.(1) (3) (4) (5)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	1,323	377	357
WebPT, Inc.(1) (3) (4) (5)	Health Care Technology		L + 6.75%	1.00%	08/28/24	1,588	(12)	(48)
Wellness AcquisitionCo, Inc. (dba SPINS)(1) (3)	IT Services		L + 5.75%	1.00%	01/20/27	18,600	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)(1) (3)	IT Services		L + 5.75%	1.00%	01/20/27	2,400	—	—
WorkForce Software, LLC(1) (4) (5)	Software	7.50%	L + 6.50%	1.00%	07/31/25	11,189	11,011	11,021
WorkForce Software, LLC(1) (3) (4) (5)	Software		L + 6.50%	1.00%	07/31/25	980	(15)	(15)
Wrike, Inc.(4) (5)	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	13,600	13,234	13,600
Zodiac Intermediate, LLC (dba Zipari)(1)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	46,540	45,308	45,302

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Zodiac Intermediate, LLC (dba Zipari)(1) (3)	Health Care Technology		L + 7.50%	1.00%	12/22/25	$7,000	$(185)	$(186)
Total 1st Lien/Senior Secured Debt							1,167,691	1,154,973
Preferred Stock - 0.60%
Exostar LLC - Class A(1) (4) (6) (7)	Aerospace & Defense					911	$912	$952
Foundation Software(1) (4) (6) (7)	Construction & Engineering					912	912	939
MedeAnalytics, Inc.(1) (6)	Health Care Technology					1,825,100	1,825	1,825
Total Preferred Stock							3,649	3,716
Common Stock - 0.06%
Exostar LLC - Class B(1) (4) (6) (7)	Aerospace & Defense					1,424,165	—	342
Foundation Software - Class B(1) (4) (6) (7)	Construction & Engineering					490,234	—	15
Total Common Stock							—	357
TOTAL INVESTMENTS - 189.07%							$1,171,340	$1,159,046
LIABILITIES IN EXCESS OF OTHER ASSETS - (89.07%)								$(546,026)
NET ASSETS - 100.00%								$613,020

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.34%, 0.26%, 0.24%, 0.19%, 0.14% and 0.10%, respectively. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

(++)	The total par amount is presented for debt investments. Par amount is denominated in U.S. Dollars ("$").
#	Percentages are based on net assets.
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020 the aggregate fair value of these securities is $38,141 or 3.23% of the Company’s total assets.

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

(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(6)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2020, the aggregate fair value of these securities is $4,073 or 0.66% of the Company's net assets. The initial acquisition dates of the restricted securities were as follows:

Investment	Acquisition Date
Exostar LLC - Class A - Preferred Stock	07/06/20
Exostar LLC - Class B - Common Stock	07/06/20
Foundation Software - Preferred Stock	08/31/20
Foundation Software - Class B - Common Stock	08/31/20
MedeAnalytics, Inc. - Preferred Stock	10/09/20

(7)	Non-income producing security.

PIK -	Payment-In-Kind

The accompanying notes are part of these consolidated financial statements.

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
The accompanying notes are part of these consolidated financial statements.

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

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

1.	ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC together with its consolidated subsidiaries, as the context may require) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee, whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
Prepayment premiums	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$979	$44

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2020 and December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2020 and December 31, 2019, the Company held an aggregate cash balance of $8,709 and $6,605.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2019. So long as the Company obtains and maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted immediately, provided that the new rules are applied in their entirety from the date of early adoption. The Company adopted this final rule in December 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, Management Fees amounted to $6,732 and $1,239. As of December 31, 2020, $2,248 remained payable.

Incentive Fee

Pursuant to the Investment Advisory Agreement, the Company pays to the Investment Adviser an Incentive Fee (the “Incentive Fee”) as follows:

a)	First, no Incentive Fee is payable to the Investment Adviser until the Company has made cumulative distributions pursuant to this clause (a) equal to aggregate Contributed Capital;
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

For the year ended December 31, 2020 and for the period from April 11, 2019(commencement of operations) to December 31, 2019, the Company accrued unvested Incentive Fees of $0 and $0. As of December 31, 2020, $0 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the year ended December 31, 2020 and for the period from April 11, 2019(commencement of operations) to December 31, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $650 and $221. As of December 31, 2020, $195 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the year ended December 31, 2020 and for the period from April 11, 2019(commencement of operations) to December 31, 2019, the Company incurred expenses for services provided by the Transfer Agent of $120 and $86. As of December 31, 2020, $21 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$385,707	$(385,707)	$—	$—	$—	$32
Total Non-Controlled Affiliates	$—	$385,707	$(385,707)	$—	$—	$—	$32
For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$139,278	$(139,278)	$—	$—	$—	$63
Total Non-Controlled Affiliates	$—	$139,278	$(139,278)	$—	$—	$—	$63

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2020 and December 31, 2019, there were $141 and $179 included within Accrued expenses and other liabilities, $176 and $0 included within Interest and other expense payable, $218 and $37 included within Accrued offering costs and $0 and $22 included within Accrued organization costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief  that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Middle Market Lending Corp. (“GS MMLC,” which was merged with GS BDC on October 12, 2020) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the exemptive relief.

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,167,691	$1,154,973	$406,440	$405,878
Preferred Stock	3,649	3,716	—	—
Common Stock	—	357	—	—
Total Investments	$1,171,340	$1,159,046	$406,440	$405,878

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	18.6%	35.2%	11.6%	20.7%
Health Care Technology	13.2	24.9	3.0	5.4
Health Care Providers & Services	11.8	22.3	13.7	24.3
Diversified Consumer Services	11.3	21.3	6.4	11.3
Professional Services	7.0	13.2	5.9	10.6
Real Estate Management & Development	6.5	12.3	14.6	26.1
Commercial Services & Supplies	4.4	8.3	2.3	4.1
IT Services	4.0	7.6	4.9	8.7
Aerospace & Defense	3.6	6.7	—	—
Hotels, Restaurants & Leisure	3.5	6.7	8.5	15.1
Construction & Engineering	3.1	5.9	—	—
Health Care Equipment & Supplies	3.1	5.8	8.8	15.6
Insurance	2.0	3.9	3.8	6.8
Interactive Media & Services	1.7	3.3	4.9	8.7
Entertainment	1.5	2.9	4.8	8.6
Trading Companies & Distributors	1.4	2.6	4.3	7.7
Internet & Direct Marketing Retail	1.2	2.2	—	—
Diversified Financial Services	1.1	2.1	—	—
Road & Rail	0.6	1.1	1.6	2.8
Chemicals	0.4	0.8	0.9	1.6
Total	100.0%	189.1%	100.0%	178.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2020	December 31, 2019
United States	99.3%	91.8%
Canada	0.7	8.2
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$721,563	Discounted cash flows	Discount Rate	6.0% - 16.6%	8.6%
Equity
Preferred Stock	$1,891	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	12.6x
Common Stock	$357	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	9.6x
As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$234,677	Discounted cash flows	Discount Rate	7.1% - 10.3%	8.6%

(1)

As of December 31, 2020, Included within Level 3 assets of $1,108,698 is an amount of $384,887 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $721,563 or 65.3% of Level 3 bank loans, corporate debt, and other debt obligations

(2)

As of December 31, 2019, included within Level 3 assets of $399,513 is an amount of $164,836 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $234,677 or 58.7% of Level 3 bank loans, corporate debt, and other debt obligations

(3)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

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

(6)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$50,348	$1,104,625	$1,154,973	$—	$6,365	$399,513	$405,878
Preferred Stock	—	—	3,716	3,716	—	—	—	—
Common Stock	—	—	357	357	—	—	—	—
Total assets	$—	$50,348	$1,108,698	$1,159,046	$—	$6,365	$399,513	$405,878

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2020
1st Lien/Senior Secured Debt	$399,513	$816,463	$(1)	$(11,368)	$(76,626)	$3,124	$—	$(26,480)	$1,104,625	$(11,483)
Preferred Stock	—	3,649	—	67	—	—	—	—	3,716	67
Common Stock	—	—	—	357	—	—	—	—	357	357
Total assets	$399,513	$820,112	$(1)	$(10,944)	$(76,626)	$3,124	$—	$(26,480)	$1,108,698	$(11,059)
For the period from April 11, 2019 (commencement of operations) to December 31, 2019
1st Lien/Senior Secured Debt	$—	$410,593	$45	$118	$(11,677)	$434	$—	$—	$399,513	$118
Total assets	$—	$410,593	$45	$118	$(11,677)	$434	$—	$—	$399,513	$118

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2020, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 212% and 225%, respectively.

The Company’s outstanding debt was as follows:

	December 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$500,000	$102,300	$397,700	$400,000	$218,000	$182,000
JPM Revolving Credit Facility(2)	250,000	100,000	150,000	N/A	N/A	N/A
Total Debt(3)	$750,000	$202,300	$547,700	$400,000	$218,000	$182,000

(1)	Provides, under certain circumstances, a total borrowing capacity of $500,000.
(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)	As of December 31, 2020, all outstanding borrowings were in USD.

The combined weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2020 and for the period from April 11, 2019(commencement of operations) to December 31, 2019 were 2.84% and 4.60%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019 was $225,376 and $101,126.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020 and December 23, 2020. Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $500,000 as of December 31, 2020. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 7, 2021.

Proceeds from the MUFG Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the MUFG Revolving Credit Facility, the Company has the ability to elect either LIBOR or the alternative base rate at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions. Interest rate on obligations under the MUFG Revolving Credit Facility is the prevailing LIBOR for one month (the “Applicable LIBOR”) plus 2.45% per annum or (B) an alternate base rate (the greater of the prime rate of such commercial bank, the federal funds rate plus 0.50%, and LIBOR plus 1.00%) (“ABR”) plus 1.45% per annum. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

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

Costs of $2,823 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statement of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of December 31, 2020 and December 31, 2019, outstanding deferred financing costs were $1,290 and $1,727.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
Borrowing interest expense	$5,488	$2,792
Facility fees	768	254
Amortization of financing costs	1,680	538
Total	$7,936	$3,584
Weighted average interest rate	2.77%	4.22%	*
Average outstanding balance	$198,420	$101,126	*

*	Amount was calculated beginning on May 7, 2019, the date in which the Company entered into the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2020, the total commitments under the JPM Revolving Credit Facility were $250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to six months extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $2,875 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2020 and December 31, 2019, outstanding deferred financing costs were $2,720 and $0.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Year Ended December 31,		For the period from April 11, 2019 (commencement of operations) to December 31,
	2020		2019
Borrowing interest expense	$911		N/A
Facility fees	207		N/A
Amortization of financing costs	156		N/A
Total	$1,274		N/A
Weighted average interest rate	3.38	%*	N/A
Average outstanding balance	$99,657	*	N/A
*	Amount was calculated beginning on September 24, 2020, the date in which the Company entered into the JPM Revolving Credit Facility.
7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$848,592	43%	$1,021,222	$791,447	23%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
One GI LLC	06/22/21	$20,004	$—	$(200)	$—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/21	3,926	5,902	(128)	(103)
WebPT, Inc.	08/28/21	1,588	1,588	(48)	(32)
Bullhorn, Inc.	10/01/21	635	924	(10)	(14)
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	3,752	—	(28)	—
Eptam Plastics, Ltd.	12/06/21	2,729	2,729	(55)	(20)
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	175	—	(2)	—
Elemica Parent, Inc.	12/15/21	1,396	—	(42)	—
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	122	8,889	(4)	(89)
Elemica Parent, Inc.	12/31/21	350	—	(11)	—
Diligent Corporation	02/04/22	5,108	—	(115)	—
MRI Software LLC	02/10/22	469	—	(14)	—
MRI Software LLC	02/10/22	22,200	—	(648)	—
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	5,646	—	(141)	—
Helios Buyer, Inc. (dba Heartland)	06/15/22	7,390	—	(37)	—
Thrasio, LLC	06/18/22	9,250	—	(116)	—
Purfoods, LLC	08/12/22	16,400	—	(246)	—
Villa Bidco Inc (dba Authority Brands)	09/12/22	6,843	—	(137)	—
Sunstar Insurance Group, LLC	10/09/22	7,736	—	(155)	—
Sweep Purchaser LLC	11/30/22	8,403	—	(84)	—
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	7,032	—	(70)	—
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/24/24	750	—	(6)	—
WebPT, Inc.	08/28/24	926	1,323	(28)	(26)
Apptio, Inc.	01/10/25	769	—	(12)	—
ConnectWise, LLC	02/28/25	1,152	1,537	(12)	(19)
Villa Bidco Inc (dba Authority Brands)	03/21/25	1,374	—	(27)	—
Mailgun Technologies, Inc.	03/26/25	1,263	1,263	—	(22)
Riverpoint Medical, LLC	06/21/25	1,806	1,806	(45)	(18)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,749	—	(35)	—
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	2,186	1,858	(142)	(37)
WorkForce Software, LLC	07/31/25	980	980	(15)	(20)
Diligent Corporation	08/04/25	1,684	—	(38)	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	2,361	2,243	(77)	(39)
Elemica Parent, Inc.	09/18/25	84	313	(3)	(8)
Capitol Imaging Acquisition Corp.	10/01/25	8,024	—	(160)	—
CST Buyer Company (dba Intoxalock)	10/03/25	1,291	1,291	(29)	—
Acquia, Inc.	10/31/25	1,933	1,933	(34)	(39)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	1,320	1,320	(33)	(26)
Eptam Plastics, Ltd.	12/06/25	136	1,023	(3)	(15)
One GI LLC	12/22/25	2,300	—	(46)	—
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	7,000	—	(186)	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	4,150	—	(83)	—
MRI Software LLC	02/10/26	1,143	—	(33)	—
Instructure Holdings	03/24/26	3,690	—	(37)	—
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	3,418	—	(77)	—
Granicus, Inc.	08/21/26	2,183	—	(44)	—
Superman Holdings, LLC (dba Foundation Software)	08/31/26	5,134	—	(128)	—
Bullhorn, Inc.	09/30/26	693	693	(10)	(10)
Sunstar Insurance Group, LLC	10/09/26	2,496	—	(50)	—
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,160	—	(17)	—
Sweep Purchaser LLC	11/30/26	4,201	—	(84)	—
Blacksmith Applications, Inc.	12/02/26	1,900	—	(43)	—
Helios Buyer, Inc. (dba Heartland)	12/15/26	2,097	—	(42)	—
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	2,812	—	(56)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,352	—	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	18,228	—	—	—
GlobalTranz Enterprises, Inc.	05/15/20	—	1,862	—	(168)
VRC Companies, LLC (dba Vital Records Control)	07/31/20	—	3,760	—	(28)
Convene 237 Park Avenue, LLC (dba Convene)	08/30/20	—	7,910	—	(158)
CorePower Yoga LLC	05/14/21	—	1,689	—	(25)
CFS Management, LLC (dba Center for Sight Management)	07/01/21	—	1,803	—	(18)

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Elemica Parent, Inc.	09/18/21	$—	$700	$—	$(18)
Chronicle Bidco Inc. (dba Lexitas)	11/14/21	—	4,390	—	(44)
CorePower Yoga LLC	05/14/25	—	633	—	(10)
Wolfpack IP Co. (dba Lone Wolf Technologies)	06/13/25	—	3,401	—	(68)
Total 1st Lien/Senior Secured Debt		$225,899	$63,763	$(3,926)	$(1,074)
Total		$225,899	$63,763	$(3,926)	$(1,074)

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
April 24, 2020	312,920	28,892
July 30, 2020	1,406,409	133,335
August 18, 2020	248,403	23,423
October 16, 2020	390,850	37,124
Total capital drawdowns	4,114,238	$397,445

For the period from April 11, 2019 (commencement of operations) to December 31, 2019
May 3, 2019	324,643	$32,464
June 21, 2019	524,568	51,943
July 30, 2019	306,641	30,269
August 27, 2019	178,445	17,642
October 29, 2019	211,343	20,865
November 27, 2019	257,081	25,531
December 23, 2019	510,556	51,061
Total capital drawdowns	2,313,277	$229,775

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
May 5, 2020	July 6, 2020	July 31, 2020	$1.67
August 4, 2020	October 5, 2020	October 29, 2020	$1.83
November 4, 2020	December 31, 2020	January 29, 2021	$2.15

For the period from April 11, 2019 (commencement of operations) to December 31, 2019
October 2, 2019	October 4, 2019	October 25, 2019	$1.25
October 30, 2019	December 31, 2019	January 27, 2020	$1.98

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2020	2019
Net increase in Members’ Capital from operations	$25,632	$4,404
Weighted average Units outstanding	4,712,521	1,048,925
Basic and diluted earnings per unit	$5.44	$4.20

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	TAX INFORMATION

The below table presents the tax character of distributions:

	December 31, 2020	For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Distributions paid from:
Ordinary Income	$37,982	$6,254
Net Long-Term Capital Gains	—	—
Total Taxable Distributions	$37,982	$6,254

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2020	December 31, 2019
Undistributed Ordinary Income—net	$—	$—
Undistributed Long-Term Capital Gains	—	—
Total Undistributed Earnings	$—	$—
Capital Loss Carryforward
Perpetual Long-Term	$(1,758)	$—
Perpetual Short-Term	(500)	—
Timing Differences (Qualified Late Year Loss Deferral/Post-October Loss Deferral/Distributions Payable/Organizational Costs)	$(1,177)	$(344)
Unrealized Earnings (Losses)—net	(9,036)	(562)
Total Accumulated Earnings (Losses)—net	$(12,471)	$(906)

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2020	December 31, 2019
Tax cost	$1,168,012	$406,440
Gross unrealized appreciation	4,711	724
Gross unrealized depreciation	(13,747)	(1,286)
Net unrealized investment appreciation on investments	$(9,036)	$(562)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of material modification of debt securities

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses. For the year ended December 31, 2020 and the period from April 11, 2019 (commencement of operations) to December 31, 2019, the Company reclassified $(786) and $(943) from total distributable earnings to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	December 31, 2020	December 31, 2019
Net increase in members' capital resulting from operations	$25,632	$4,404
Adjustments:
Net unrealized loss (gain)	11,802	562
Income not currently taxable	5	—
Income for tax but not for book	—	—
Expenses not currently deductible	771	1,083
Expenses for tax but not for book	(9)	—
Realized gain (loss) differences	(3,236)	—
Taxable income net of capital loss carryforward	$34,965	$6,049
Capital loss carryforward	$2,257	—
Taxable income(1)	$37,222	$6,049

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

11.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31, 2020	For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Per Unit Data:(1)
NAV, beginning of period	$98.53	$100.00
Net investment income (loss)	7.94	4.69
Net realized and unrealized gains (losses)(2)	(4.00)	(2.93)
Income tax provision, realized and unrealized gains	(0.01)	-
Net increase (decrease) in net assets from operations(2)	3.93	1.76
Distributions declared from net investment income	(7.09)	(3.23)
Total increase (decrease) in net assets	(3.16)	(1.47)
NAV, end of period	$95.37	$98.53
Units outstanding, end of period	6,427,515	2,313,277
Weighted average units outstanding	4,712,521	1,048,925
Total return based on NAV(3)	3.99%	1.76%
Ratio/Supplemental Data (4):
Members’ Capital, end of period	$613,020	$227,925
Ratio of net expenses to average Members’ Capital	4.37%	8.78%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.31%	4.03%
Ratio of interest and other debt expenses to average Members’ Capital	2.06%	4.75%
Ratio of total expenses to average Members’ Capital	4.37%	8.78%
Ratio of net investment income to average Members’ Capital	8.35%	7.00%
Portfolio turnover	11%	8%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)	Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Ratios are annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.

12.	SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statement of Financial Condition have been evaluated through the date the audited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 12, 2021, in connection with the Loan and Security Agreement, dated as of September 24, 2020 (the “Loan and Security Agreement”), among SPV, the Company, JPM, as administrative agent, JPM, as administrative agent and lender, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary, SPV exercised its right pursuant to the Loan and Security Agreement to request an increase of the Financing Commitments (as defined in the Loan and Security Agreement) and JPM agreed to provide the requested increase equal to $150,000, with total Financing Commitments under the Loan and Security Agreement increasing to $400,000. The increase became effective on February 12, 2021. Pursuant to the Loan and Security Agreement, the aggregate Financing Commitments thereunder may be further increased up to $800,000.

On February 24, 2021, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period January 1, 2021 through March 31, 2021, payable on or about April 28, 2021 to Unitholders of record as of April 5, 2021.

Goldman Sachs Private Middle Market Credit II LLC—Tax Information (Unaudited)

During the year ended December 31, 2020, the Company designated 98.34% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2020, the Goldman Sachs Private Middle Market Credit II LLC designated 97.37% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2020:

Total remuneration for the financial year ending 31 December 2020 paid by the AIFM to 44 staff in respect of the management of the assets of the Company	US $6,051,603, made up of: • US $1,849,391 fixed remuneration • US $4,202,212 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $3,220,000
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $2,831,603

The remuneration figures above:

1.	relate to the proportion of time spent by those staff on the management of the assets of the Company;
2.	relate to the portion of the year for which the Company was subject to the Directive; and
3.	do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

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

In respect of the period ended December 31, 2020, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004

USA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

On January 26, 2021, Jonathan Lamm notified us of his intention to resign as Chief Financial Officer and Treasurer effective March 1, 2021.  Mr. Lamm’s decision to resign is not the result of any disagreement with the Company.  On February 24, 2021, our Board of Directors appointed Joseph DiMaria as our Interim Chief Financial officer and Interim Treasurer effective March 1, 2021.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Jaime Ardila (65)	Chairman of the Board of Directors since January 2017; Director since February 2019

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

Chairman of the Board of Directors—the Company, GS BDC and GS PMMC.

Accenture plc (a management consulting services company); Nexa Resources (an oil and gas company)
Ross J. Kari (62)	Director since February 2019

Mr. Kari is retired. He is Director, Summit Bank (2014-Present). Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company, GS BDC and GS PMMC.

None

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Ann B. Lane (66)	Director since February 2019

Ms. Lane is retired. Formerly, she was Director, Dealertrack Technologies, Inc. (an automotive software solutions and services company) (2007– 2015); and Managing Director, Co–Head of Syndicated & Leveraged Finance and Head of Loan Syndications Capital Markets, JPMorgan Chase & Co. (a financial services company) (2000–2005).

Director—the Company, GS BDC and GS PMMC.

None
Susan B. McGee (61)	Director since February 2019

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

Director—the Company, GS BDC and GS PMMC.

None
Interested Directors*
Katherine (“Kaysie”) P. Uniacke (60)	Director since February 2019

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer— GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director— Goldman Sachs (1997–2002).

Director— the Company, GS BDC and GS PMMC.

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	49	Chief Executive Officer and President
Jon Yoder	47	Chief Operating Officer
Jonathan Lamm	46	Chief Financial Officer and Treasurer
Julien Yoo	49	Chief Compliance Officer
David Yu	39	Executive Vice President and Head of Research
David Pessah	36	Principal Accounting Officer
Jordan Walter	40	Executive Vice President
Michael Mastropaolo	41	Executive Vice President

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

Interested Directors:

Kaysie Uniacke. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International; serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, GS BDC and GS PMMC; and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as our chief executive officer and president since February 2019. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC and GS PMMC and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as our chief operating officer since February 2019. Mr. Yoder is chief operating officer of GS BDC and GS PMMC and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as our chief financial officer and treasurer since February 2019. Mr. Lamm is also chief financial officer and treasurer of GS BDC and GS PMMC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 1999. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is Managing Director of GSAM Compliance, Head of the U.S. Regulatory Committee Compliance team within GSAM Compliance, and Chief Compliance Officer of Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs MLP Income Opportunities Fund, Goldman Sachs MLP and Energy Renaissance Fund, Goldman Sachs ETF Trust, Goldman Sachs Credit Income Fund and Goldman Sachs Real Estate Diversified Income Fund, GS BDC and GS PMMC. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

David Yu. Mr. Yu has served as an executive vice president and Head of Research of the Company since February 2019. Mr. Yu is executive vice president of GS BDC and GS PMMC and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

David Pessah. Mr. Pessah was appointed as Principal Accounting Officer of GSBD in March 2020. Mr. Pessah is Principal Accounting Officer of GS BDC and GS PMMC. Mr. Pessah is a Vice President in the BDC Fund Controllers team of GSAM. Mr. Pessah is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Prior to joining Goldman Sachs in September 2010, he worked in the audit practice at Ernst & Young LLP.

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2019. Mr. Walter is executive vice president of GS BDC and GS PMMC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining the firm, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at GE Capital.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since February 2019. Mr. Mastropaolo is also an executive vice president of GS BDC and GS PMMC and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo has been investing in middle market credit for his entire career which started at General Electric in the Investment Analyst training program at GE Capital.

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

The Audit Committee held five formal meetings in 2020.

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

The Governance and Nominating Committee held four formal meetings in 2020.

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

The Compliance Committee held four formal meetings in 2020.

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

The Contract Review Committee had one formal meeting in 2020.

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

Compensation of Directors

For the year ended December 31, 2020, each Independent Director was compensated with an $80,000 annual fee for his or her services as a director. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the Year Ended December 31, 2020 (2)	Total Compensation From the Goldman Sachs Fund Complex for period from April 11, 2019 (commencement of operations) to December 31, 2019
Interested Director
Kaysie Uniacke (1)	–	–
Independent Directors
Jaime Ardila	$105,000	$341,000
Ross Kari	$90,000	$286,698
Ann B. Lane	$80,000	$255,000
Susan B. McGee	$80,000	$255,000
(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(2)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 25, 2021, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	216	*
Independent Directors
Jaime Ardila	—	—	—
Ross Kari	—	—	—
Ann B. Lane	Record/Beneficial	432	*
Susan B. McGee	Record/Beneficial	389	*
Executive Officers
Brendan McGovern	Record/Beneficial	1,727	*
Jon Yoder	Record/Beneficial	216	*
Jonathan Lamm	—	—	—
Julien Yoo	—	—	—
David Yu	Record/Beneficial	173	*
David Pessah	—	—	—
Jordan Walter	Record/Beneficial	216	*
Michael Mastropaolo	Record/Beneficial	151	*
All officers and directors as a group (13 persons)	Record/Beneficial	3,520	*
*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit II LLC, 200 West Street New York, New York 10282.

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

For the year ended December 31, 2020, we paid GSAM a total of $5.16 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $5.16 million in Management Fees and no Incentive Fees.

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

Co-Investment Opportunities

The Company may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted exemptive relief that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC, GS PMMC, and certain other funds), each of whose investment adviser is GSAM, including the GSAM Credit Alternatives Team, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019 were $354,500 and $250,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December

31, 2019 were $1,126,432 and $1,200,400. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

4.1	Description of Securities, (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 000-56052) filed on February 20, 2020).

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

10.5.4

Third Amendment to Revolving Credit Agreement, dated as of January 27, 2020, by and among the Company, as Borrower, and MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on January 30, 2020).

10.5.5

Loan and Security Agreement, dated as of September 24, 2020, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as portfolio manager, the lenders party thereto, U.S. Bank National Association, in its capacities as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on September 30, 2020).

10.5.6

Fourth Amendment to Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company, as Borrower, and MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on December 30, 2020).

14.1*	Code of Ethics of the Registrant.

EXHIBIT NO.	EXHIBIT

14.2*	Code of Business Conduct and Ethics.
24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2021	GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David Pessah David Pessah	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Ann B. Lane Ann B. Lane	Director

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director