Form 10-Q
period 2021-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2021-05-06
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of the registrant’s limited liability company common units outstanding as of May 6, 2021 was 6,427,515.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,302,657 and $1,171,340)	$1,296,711	$1,159,046
Cash	16,607	8,709
Receivable for investments sold	3,849	191
Interest and dividends receivable	7,570	7,148
Deferred financing costs	5,165	4,010
Other assets	780	564
Total assets	$1,330,682	$1,179,668
Liabilities
Debt	$687,069	$547,700
Interest and other debt expenses payable	2,592	1,821
Management fees payable	2,349	2,248
Incentive fees payable	7,352	—
Payable for investments purchased	75	30
Distribution payable	—	13,798
Accrued offering costs	—	218
Directors’ fees payable	89	5
Accrued expenses and other liabilities	1,019	828
Total liabilities	$700,545	$566,648
Commitments and Contingencies (Note 7)
Members’ Capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (6,427,515 and 6,427,515 units issued and outstanding as of March 31, 2021 and December 31, 2020)	625,491	625,491
Distributable earnings	4,646	(12,471)
TOTAL MEMBERS’ CAPITAL	$630,137	$613,020
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,330,682	$1,179,668
Net asset value per unit	$98.04	$95.37

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$26,966	$9,614
Other income	520	133
From non-controlled affiliated investments:
Dividend income	—	9
Total investment income	$27,486	$9,756
Expenses:
Interest and other debt expenses	$5,950	$2,306
Management fees	2,349	1,132
Incentive fees	7,352	—
Offering costs	—	418
Professional fees	488	123
Directors’ fees	90	90
Other general and administrative expenses	540	261
Total expenses	$16,769	$4,330
NET INVESTMENT INCOME	$10,717	$5,426

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(3)	$—
Foreign currency transactions	(2)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	6,348	(32,460)
Net realized and unrealized gains (losses)	$6,343	$(32,460)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	57	—
NET INCREASE (DECREASE) IN MEMBERS’ CAPITAL FROM OPERATIONS	$17,117	$(27,034)
Weighted average units outstanding	6,427,515	2,693,389
Net investment income per unit (basic and diluted)	$1.67	$2.01
Earnings (loss) per unit (basic and diluted)	$2.66	$(10.04)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Members’ Capital at beginning of period	$613,020	$227,925
Increase (decrease) in Members’ Capital from operations:
Net investment income	$10,717	$5,426
Net realized gain (loss)	(5)	—
Net change in unrealized appreciation (depreciation)	6,348	(32,460)
(Provision) benefit for unrealized appreciation/depreciation on investments	57	—
Net increase (decrease) in Members’ Capital from operations	$17,117	$(27,034)
Distributions to Unitholders from:
Distributable earnings	$—	$—
Total distributions to Unitholders	$—	$—
Capital transactions:
Issuance of units	$—	$174,671
Net increase in Members’ Capital from capital transactions	$—	$174,671
TOTAL INCREASE (DECREASE) IN MEMBERS’ CAPITAL	$17,117	$147,637
Members’ Capital at end of period	$630,137	$375,562
Distributions declared per unit	$—	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in Members’ Capital from operations:	$17,117	$(27,034)
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(230,124)	(149,258)
Payment-in-kind interest capitalized	(120)	—
Investments in affiliated money market fund, net	—	(110,862)
Proceeds from sales of investments and principal repayments	101,694	16,578
Net realized (gain) loss on investments	3	—
Net change in unrealized (appreciation) depreciation on investments	(6,348)	32,460
Amortization of premium and accretion of discount, net	(2,748)	(576)
Amortization of deferred financing costs	1,121	389
Amortization of deferred offering costs	—	418
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(3,658)	(94)
(Increase) decrease in receivable for common units sold	—	(7,969)
(Increase) decrease in interest and dividends receivable	(422)	(492)
(Increase) decrease in other assets	(216)	(56)
Increase (decrease) in interest and other debt expenses payable	947	224
Increase (decrease) in management fees payable	101	454
Increase (decrease) in incentive fees payable	7,352	—
Increase (decrease) in payable for investments purchased	45	—
Increase (decrease) in directors’ fees payable	84	90
Increase (decrease) in accrued expenses and other liabilities	191	93
Net cash provided by (used for) operating activities	$(114,981)	$(245,635)
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$174,671
Offering costs paid	(240)	1
Distributions paid	(13,798)	(4,585)
Financing costs paid	(2,452)	(402)
Borrowings on debt	467,119	152,300
Repayments of debt	(327,750)	(65,100)
Net cash provided by (used for) financing activities	$122,879	$256,885
Net increase (decrease) in cash	7,898	11,250
Cash, beginning of period	8,709	6,605
Cash, end of period	$16,607	$17,855
Supplemental and non-cash activities
Interest expense paid	$3,508	$1,612

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)		Cost	Fair Value
1st Lien/Senior Secured Debt - 204.01%
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26		$8,698	$8,576	$8,568
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3)	Professional Services	6.95%	CDN P + 4.50%		11/06/26	CAD	128	99	100
1272775 B.C. LTD. (dba Everest Clinical Research)(1) (2) (3) (4)	Professional Services		L + 5.50%	1.00%	11/06/26		1,059	(15)	(16)
3SI Security Systems, Inc.(3) (5)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,233	2,218	2,222
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(1)	Software	7.25%	L + 6.25%	1.00%	03/10/27		14,890	14,521	14,555
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(1) (4)	Software		L + 6.25%	1.00%	03/10/27		1,100	(27)	(26)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(1) (4)	Software		L + 6.25%	1.00%	03/10/27		2,759	(34)	(31)
Acquia, Inc.(1) (3) (5)	Software	8.00%	L + 7.00%	1.00%	10/31/25		18,077	17,785	17,761
Acquia, Inc.(1) (3) (4) (5)	Software	8.00%	L + 7.00%	1.00%	10/31/25		1,933	125	121
Apptio, Inc.(3) (5)	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		26,813	26,026	26,478
Apptio, Inc.(3) (4) (5)	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		769	282	298
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (5)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25		7,551	7,493	7,381
Blacksmith Applications, Inc.(1) (3)	Software	7.50%	L + 6.50%	1.00%	12/02/26		23,300	22,801	22,834
Blacksmith Applications, Inc.(1) (3) (4)	Software		L + 6.50%	1.00%	12/02/26		1,900	(40)	(38)
Broadway Technology, LLC(1)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26		24,200	23,735	23,716
Bullhorn, Inc.(1) (3) (5)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		13,806	13,576	13,668
Bullhorn, Inc.(1) (3) (5)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		286	282	283
Bullhorn, Inc.(1) (3) (5)	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		228	224	226
Bullhorn, Inc.(1) (3) (4) (5)	Professional Services		L + 5.75%	1.00%	09/30/26		635	(10)	(6)
Bullhorn, Inc.(1) (3) (4) (5)	Professional Services		L + 5.75%	1.00%	09/30/26		693	(11)	(7)
Capitol Imaging Acquisition Corp.(1) (3)	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		40,537	39,784	39,727
Capitol Imaging Acquisition Corp.(1) (3) (4)	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25		9,170	1,256	1,238
CFS Management, LLC (dba Center for Sight Management)(1) (3) (5)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		6,021	5,979	5,931
CFS Management, LLC (dba Center for Sight Management)(1) (3) (5)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		1,794	1,781	1,767
Chronicle Bidco Inc. (dba Lexitas)(1) (3)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		10,348	10,107	10,141
Chronicle Bidco Inc. (dba Lexitas)(1) (3) (5)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		10,319	10,129	10,113
Chronicle Bidco Inc. (dba Lexitas)(1) (3) (5)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		4,345	4,263	4,258
Chronicle Bidco Inc. (dba Lexitas)(1) (3) (4)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		5,783	518	461
Chronicle Bidco Inc. (dba Lexitas)(1) (3) (4) (5)	Professional Services		L + 6.00%	1.00%	11/14/25		1,320	(20)	(26)
Chronicle Bidco Inc. (dba Lexitas)(1) (3) (4)	Professional Services		L + 6.00%	1.00%	11/14/25		12,680	(127)	(254)
ConnectWise, LLC(1) (3) (5)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25		19,864	19,555	19,665
ConnectWise, LLC(1) (3) (4) (5)	IT Services	6.25%	L + 5.25%	1.00%	02/28/25		1,537	73	81
Convene 237 Park Avenue, LLC (dba Convene)(1) (3) (5)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24		26,900	26,507	19,637
Convene 237 Park Avenue, LLC (dba Convene)(1) (3) (5)	Real Estate Management & Development	9.00%	L + 7.50%	1.50%	08/30/24		7,910	7,787	5,774
CorePower Yoga LLC(1) (3) (5)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25		9,057	8,952	7,268
CorePower Yoga LLC(1) (3) (5)	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25		633	626	508
CST Buyer Company (dba Intoxalock)(1) (3) (5)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25		16,838	16,629	16,670
CST Buyer Company (dba Intoxalock)(1) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25		13,925	13,629	13,786
CST Buyer Company (dba Intoxalock)(1) (3) (4) (5)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25		1,291	(16)	(13)
Diligent Corporation(1) (5)	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25		20,978	20,513	21,187
Diligent Corporation(1)	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25		8,830	8,743	8,742
Diligent Corporation(1) (4) (5)	Professional Services		L + 6.25%	1.00%	08/04/25		5,108	(112)	51
Diligent Corporation(1) (4) (5)	Professional Services		L + 6.25%	1.00%	08/04/25		1,703	(37)	17
Elemica Parent, Inc.(1) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25		3,575	3,505	3,476

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Elemica Parent, Inc.(1) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	$1,396	$1,356	$1,358
Elemica Parent, Inc.(1) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	698	683	679
Elemica Parent, Inc.(1) (3)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	522	507	507
Elemica Parent, Inc.(1) (3) (4)	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	470	331	327
Elemica Parent, Inc.(1) (3) (4)	Chemicals		L + 6.00%	1.00%	09/18/25	350	(5)	(10)
Eptam Plastics, Ltd.(1) (3) (5)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	6,350	6,272	6,239
Eptam Plastics, Ltd.(1) (3) (4) (5)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	598	590
Eptam Plastics, Ltd.(1) (3) (4) (5)	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,729	593	566
FWR Holding Corporation (dba First Watch Restaurants)(3) (5)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	8,760	8,702	8,585
FWR Holding Corporation (dba First Watch Restaurants)(3) (4) (5)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	122	(1)	(2)
GHA Buyer Inc. (dba Cedar Gate)(1) (3)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	13,965	13,701	13,686
GHA Buyer Inc. (dba Cedar Gate)(1) (3) (4)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,618	2,395	2,391
GHA Buyer Inc. (dba Cedar Gate)(1) (3) (4)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,749	(33)	(35)
GlobalTranz Enterprises, Inc.(1) (5)	Road & Rail	5.11%	L + 5.00%		05/15/26	7,089	6,979	6,756
GovDelivery Holdings, LLC (dba Granicus, Inc.)(1)	Software	7.50%	L + 6.50%	1.00%	01/29/27	20,866	20,298	20,553
GovDelivery Holdings, LLC (dba Granicus, Inc.)(1) (4)	Software		L + 6.50%	1.00%	01/29/27	2,337	(34)	(35)
GovDelivery Holdings, LLC (dba Granicus, Inc.)(1) (4)	Software		L + 6.50%	1.00%	01/29/27	5,843	(43)	(88)
Governmentjobs.com, Inc. (dba NeoGov)(1) (3)	Software	8.00%	L + 7.00%	1.00%	02/05/26	34,208	33,554	34,208
Governmentjobs.com, Inc. (dba NeoGov)(1) (3) (5)	Software	7.50%	L + 6.50%	1.00%	02/05/26	33,643	33,076	32,970
Governmentjobs.com, Inc. (dba NeoGov)(1) (3) (4) (5)	Software	7.50%	L + 6.50%	1.00%	02/05/26	4,486	263	247
GS AcquisitionCo, Inc. (dba Insightsoftware)(1)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,983	8,859	8,915
GS AcquisitionCo, Inc. (dba Insightsoftware)(1) (4)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	7,495	3,666	3,687
GS AcquisitionCo, Inc. (dba Insightsoftware)(1) (4)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	750	323	328
Helios Buyer, Inc. (dba Heartland)(1) (3)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	13,591	13,331	13,319
Helios Buyer, Inc. (dba Heartland)(1) (3) (4)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,309	1,175	1,173
Helios Buyer, Inc. (dba Heartland)(1) (3) (4)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,390	(35)	(148)
HowlCO LLC (dba Lone Wolf)(1) (2) (3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	25,680	25,197	25,167
HowlCO LLC (dba Lone Wolf)(1) (2) (3)	Real Estate Management & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,402	4,318	4,314
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (3) (5)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	26,888	26,584	25,409
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (3) (4) (5)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	2,186	(24)	(120)
iCIMS, Inc.(1) (3)	Software	7.50%	L + 6.50%	1.00%	11/16/26	22,611	22,197	22,328
iCIMS, Inc.(3) (5)	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,131	21,501	21,854
iCIMS, Inc.(3) (5)	Software	7.50%	L + 6.50%	1.00%	09/12/24	369	356	364
Instructure Holdings(1) (3) (5)	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	44,465	43,987	44,021
Instructure Holdings(1) (3)	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	9,505	9,185	9,410
Instructure Holdings(1) (3) (4) (5)	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	3,690	(38)	(37)
Internet Truckstop Group, LLC (dba Truckstop)(1) (3)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	40,000	39,008	39,200
Mailgun Technologies, Inc.(1) (3) (5)	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	19,994	19,689	19,994
Mailgun Technologies, Inc.(1) (3) (4) (5)	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	1,263	—	—
MedeAnalytics, Inc.(1) (3)	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	40,963	39,812	40,349
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4) (6)	Health Care Technology		L + 5.50%	1.00%	11/15/24	23,781	—	119

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (3) (4) (6)	Health Care Technology		L + 5.50%	1.00%	11/15/24	$2,702	$—	$14
MRI Software LLC(5)	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,285	16,149	16,204
MRI Software LLC	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	10,965	10,859	10,911
MRI Software LLC(4) (5)	Real Estate Management & Development	6.50%	L + 5.50%	1.00%	02/10/26	1,143	48	51
MRI Software LLC(4) (5)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	469	(7)	(2)
MRI Software LLC(4) (5)	Real Estate Management & Development		L + 5.50%	1.00%	02/10/26	14,000	(225)	(70)
One GI LLC(1) (3) (4)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	21,352	18,636	18,653
One GI LLC(1) (3)	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	8,878	8,708	8,722
One GI LLC(1) (3) (4)	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,300	(44)	(40)
Picture Head Midco LLC(1) (3) (5)	Entertainment	8.75%	L + 7.75% (incl. 1.00% PIK)	1.00%	08/31/23	19,741	19,382	18,260
Premier Imaging, LLC (dba Lucid Health)(1) (3) (5)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	17,238	17,038	16,979
Premier Imaging, LLC (dba Lucid Health)(1) (3)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	4,668	4,599	4,598
Project Eagle Holdings, LLC (dba Exostar)(1) (3) (5)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	40,811	39,887	40,811
Project Eagle Holdings, LLC (dba Exostar)(1) (3) (4) (5)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	3,418	(75)	—
Prophix Software Inc.(dba Pound Bidco)(1) (2)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	17,147	16,813	16,804
Prophix Software Inc.(dba Pound Bidco)(1) (2) (4)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,118	(60)	(62)
PT Intermediate Holdings III, LLC (dba Parts Town)(1) (5)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	17,341	17,271	17,037
Purfoods, LLC(1) (3) (5)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	24,477	23,974	24,232
Purfoods, LLC(1) (3) (4) (5)	Health Care Providers & Services		L + 6.00%	1.00%	08/12/26	16,400	(184)	(164)
Riverpoint Medical, LLC(1) (3) (5)	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	9,759	9,723	9,588
Riverpoint Medical, LLC(1) (3) (4) (5)	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	1,806	(6)	(32)
StarCompliance Intermediate, LLC(1)	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	14,400	14,120	14,112
StarCompliance Intermediate, LLC(1) (4)	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,300	(44)	(46)
Sunstar Insurance Group, LLC(1) (3)	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	12,167	11,940	12,046
Sunstar Insurance Group, LLC(1) (3) (4)	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	7,736	5,809	5,875
Sunstar Insurance Group, LLC(1) (3) (4)	Insurance		L + 5.50%	1.00%	10/09/26	2,496	(46)	(25)
Superman Holdings, LLC (dba Foundation Software)(1) (3)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	35,964	35,121	35,605
Superman Holdings, LLC (dba Foundation Software)(1) (3) (4)	Construction & Engineering		P + 7.00%		08/31/26	5,134	(116)	(51)
Sweep Purchaser LLC(1) (3)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	26,468	25,963	26,203
Sweep Purchaser LLC(1) (3) (4)	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	8,403	6,576	6,638
Sweep Purchaser LLC(1) (3) (4)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,201	(79)	(42)
Sweep Purchaser LLC(1) (3) (4)	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	6,722	(66)	(67)
Syntellis Performance Solutions, LLC (dba Axiom)(1) (3) (5)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	38,046	36,985	36,905
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (3) (5)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	16,860	16,624	16,607
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (3) (4) (5)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	5,896	1,902	1,883
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (3) (4) (5)	Health Care Providers & Services		L + 5.75%	1.00%	08/15/25	2,361	(32)	(35)
Thrasio, LLC(1) (3)	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	13,985	13,648	13,636
Thrasio, LLC(1) (3) (4)	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,250	(111)	(231)
USN Opco LLC (dba Global Nephrology Solutions)(1) (3)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	20,394	20,001	19,986

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
USN Opco LLC (dba Global Nephrology Solutions)(1) (3) (4)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	$2,812	$(54)	$(56)
USN Opco LLC (dba Global Nephrology Solutions)(1) (3) (4)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,032	(67)	(141)
Viant Medical Holdings, Inc.(1) (5)	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,145	18,888	19,002
Villa Bidco Inc (dba Authority Brands)(1) (3) (5)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	19,653	19,291	19,358
Villa Bidco Inc (dba Authority Brands)(1) (3) (4)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	9,800	5,848	5,880
Villa Bidco Inc (dba Authority Brands)(1) (3) (4) (5)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	1,592	191	196
VRC Companies, LLC (dba Vital Records Control)(3) (5)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	23,183	22,957	23,067
VRC Companies, LLC (dba Vital Records Control)(3) (4)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	4,500	2,076	2,137
WebPT, Inc.(1) (3) (5)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	12,701	12,517	12,415
WebPT, Inc.(1) (3) (4) (5)	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	1,323	378	367
WebPT, Inc.(1) (3) (4) (5)	Health Care Technology		L + 6.75%	1.00%	08/28/24	1,588	(11)	(36)
Wellness AcquisitionCo, Inc. (dba SPINS)(1) (3)	IT Services	6.75%	L + 5.75%	1.00%	01/20/27	18,600	18,238	18,228
Wellness AcquisitionCo, Inc. (dba SPINS)(1) (3) (4)	IT Services		L + 5.75%	1.00%	01/20/27	2,400	(46)	(48)
WorkForce Software, LLC(1) (3) (5)	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	11,204	11,034	11,036
WorkForce Software, LLC(1) (3) (4) (5)	Software		L + 6.50%	1.00%	07/31/25	980	(14)	(15)
Zodiac Intermediate, LLC (dba Zipari)(1) (3)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	46,540	45,347	45,376
Zodiac Intermediate, LLC (dba Zipari)(1) (3) (4)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,000	(176)	(175)
Total 1st Lien/Senior Secured Debt							1,292,991	1,285,514

Investment #	Industry				Initial Acquisition Date(7)	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock - 1.27%
Broadway Parent, LLC(1) (8)	Diversified Financial Services				01/25/21	3,700,000	$3,718	$3,718
Exostar LLC - Class A(1) (3) (8)	Aerospace & Defense				07/06/20	911	911	973
Foundation Software(1) (3) (8)	Construction & Engineering				08/31/20	912	912	960
MedeAnalytics, Inc.(1) (3) (8)	Health Care Technology				10/09/20	1,825,100	1,825	2,373
Total Preferred Stock							7,366	8,024
Common Stock - 0.50%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)(1) (8)	Software				03/10/21	23,000	2,300	2,300
Exostar LLC - Class B(1) (3) (8)	Aerospace & Defense				07/06/20	1,424,165	—	726
Foundation Software - Class B(1) (3) (8)	Construction & Engineering				08/31/20	490,234	—	147
Total Common Stock							2,300	3,173
TOTAL INVESTMENTS - 205.78%							$1,302,657	$1,296,711
LIABILITIES IN EXCESS OF OTHER ASSETS - (105.78%)								$(666,574)
NET ASSETS - 100.00%								$630,137

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.28%, 0.21%, 0.19%, 0.13%, 0.11% and 0.09%, respectively. As of March 31, 2021, P was 3.25%, and Canadian Prime Rate (“CDN P”) was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€") or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021 the aggregate fair value of these securities is $54,875 or 4.12% of the Company’s total assets.

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
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

(5)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(6)	Position or portion thereof unsettled as of March 31, 2021.
(7)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2021, the aggregate fair value of these securities is $11,197 or 1.78% of the Company's net assets. The initial acquisition dates have been included for such securities.

(8)	Non-income producing security.
PIK -	Payment-In-Kind

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 25, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC II Blocker III LLC, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”), and PMMC II Blocker IV LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Prepayment premiums	$466	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,625	$239

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2021 and December 31, 2020, the Company did not have any investments on non-accrual status.

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

(4)	Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2021 and December 31, 2020, the Company held $16,607 and $8,709 in cash. Foreign currency of $18 and $0 (acquisition cost of $18 and $0) is included in cash as of March 31, 2021 and December 31, 2020.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

For the three months ended March 31, 2021 and March 31, 2020, Management Fees amounted to $2,349 and $1,132. As of March 31, 2021, $2,349 remained payable.

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

For the three months ended March 31, 2021 and March 31, 2020, the Company accrued an unvested Incentive Fees of $7,352 and $0. As of March 31, 2021, $7,352 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended

March 31, 2021 there have been no reimbursements from the Investment Adviser pursuant to this provision. For the three months ended March 31, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $187 and $110. As of March 31, 2021, $381 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred expenses for services provided by the Transfer Agent of $35 and $20. As of March 31, 2021, $21 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$42,278	$(42,278)	$—	$—	$—	$	— (3)
Total Non-Controlled Affiliates	$—	$42,278	$(42,278)	$—	$—	$—	$	— (3)
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$385,707	$(385,707)	$—	$—	$—		$32
Total Non-Controlled Affiliates	$—	$385,707	$(385,707)	$—	$—	$—		$32

(1)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)	Amount rounds to less than $0.1.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2021 and December 31, 2020, there were $160 and $141 included within Accrued expenses and other liabilities, $0 and $176 included within Interest and other expense payable, $0 and $218 included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”)  that permits the Company to co-invest with Goldman Sachs BDC, Inc., Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Middle Market Lending Corp. (which was merged with GS BDC on October 12, 2020), and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,292,991	$1,285,514	$1,167,691	$1,154,973
Preferred Stock	7,366	8,024	3,649	3,716
Common Stock	2,300	3,173	—	357
Total	$1,302,657	$1,296,711	$1,171,340	$1,159,046

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	15.5%	31.9%	18.6%	35.2%
Health Care Providers & Services	12.3	25.4	11.8	22.3
Health Care Technology	11.9	24.4	13.2	24.9
Diversified Consumer Services	10.1	20.9	11.3	21.3
Real Estate Management & Development	6.3	13.0	6.5	12.3
Professional Services	6.0	12.3	7.0	13.2
Diversified Financial Services	5.5	11.3	1.1	2.1
IT Services	5.0	10.3	4.0	7.6
Commercial Services & Supplies	4.6	9.6	4.4	8.3
Aerospace & Defense	3.3	6.7	3.6	6.7
Hotels, Restaurants & Leisure	3.2	6.5	3.5	6.7
Transportation Infrastructure	3.0	6.2	—	—
Construction & Engineering	2.8	5.8	3.1	5.9
Health Care Equipment & Supplies	2.8	5.7	3.1	5.8
Interactive Media & Services	1.6	3.2	1.7	3.3
Entertainment	1.4	2.9	1.5	2.9
Insurance	1.4	2.8	2.0	3.9
Trading Companies & Distributors	1.3	2.7	1.4	2.6
Internet & Direct Marketing Retail	1.0	2.1	1.2	2.2
Road & Rail	0.5	1.1	0.6	1.1
Chemicals	0.5	1.0	0.4	0.8
Total	100.0%	205.8%	100.0%	189.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2021	December 31, 2020
United States	98.0%	99.3%
Canada	2.0	0.7
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,075,865	Discounted cash flows	Discount Rate	6.6% - 20.6%	9.0%
Equity
Preferred Stock	$4,306	Comparable multiples	EV/EBITDA(6)	9.5x - 15.3x	10.9x
Common Stock	$873	Comparable multiples	EV/EBITDA(6)	9.8x - 15.3x	10.7x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$721,563	Discounted cash flows	Discount Rate	6.0% - 16.6%	8.6%
Equity
Preferred Stock	$1,891	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	12.6x
Common Stock	357	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	9.6x

(1)

As of March 31, 2021, included within Level 3 assets of $1,255,480 is an amount of $174,436 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,075,865 or 86.5% of Level 3 bank loans, corporate debt, and other debt obligations.

(2)

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

(4)	The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$41,231	$1,244,283	$1,285,514	$—	$50,348	$1,104,625	$1,154,973
Preferred Stock	—	—	8,024	8,024	—	—	3,716	3,716
Common Stock	—	—	3,173	3,173	—	—	357	357
Total Assets	$—	$41,231	$1,255,480	$1,296,711	$—	$50,348	$1,108,698	$1,159,046

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2021
1st Lien/Senior Secured Debt	$1,104,625	$216,051	$(3)	$3,817	$(82,807)	$2,600	$—	$—	$1,244,283	$4,516
Preferred Stock	3,716	3,717	—	591	—	—	—	—	8,024	591
Common Stock	357	2,300	—	516	—	—	—	—	3,173	516
Total Assets	$1,108,698	$222,068	$(3)	$4,924	$(82,807)	$2,600	$—	$—	$1,255,480	$5,623
For the Three Months Ended March 31, 2020
1st Lien/Senior Secured Debt	$399,513	$149,258	$—	$(28,447)	$(16,514)	$563	$—	$(18,181)	$486,192	$(28,507)
Total Assets	$399,513	$149,258	$—	$(28,447)	$(16,514)	$563	$—	$(18,181)	$486,192	$(28,507)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2021, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 192% and 212%.

The Company’s outstanding debt was as follows:

	March 31, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$500,000	$253,050	$246,950	$500,000	$102,300	$397,700
JPM Revolving Credit Facility(2)(3)	550,000	109,881	440,119	250,000	100,000	150,000
Total Debt	$1,050,000	$362,931	$687,069	$750,000	$202,300	$547,700

(1)	Provides, under certain circumstances, a total borrowing capacity of $500,000.
(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2021, the Company had outstanding borrowings denominated in USD of $440,000 and in Canadian Dollars (“CAD”) of 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $150,000 and in CAD of 0.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2021 and for the year ended December 31, 2020 were 2.90% and 2.84% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2021 and for the year ended December 31, 2020 was $638,197 and $225,376.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020 and December 23, 2020. Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $500,000 as of March 31, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 7, 2021.

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

Costs of $3,513 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statement of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of March 31, 2021 and December 31, 2020, outstanding deferred financing costs were $372 and $1,290.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$2,548	$1,738
Facility fees	66	179
Amortization of financing costs	924	389
Total	$3,538	$2,306
Weighted average interest rate	2.62%	3.69%
Average outstanding balance	$395,169	$189,547

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on February 12, 2021 and March 5, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2021, the total commitments under the JPM Revolving Credit Facility were $550,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to six months extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $5,146 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2021 and December 31, 2020, outstanding deferred financing costs were $4,793 and $2,720, respectively.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Borrowing interest expense	$2,019	N/A
Facility fees	196	N/A
Amortization of financing costs	197	N/A
Total	$2,412	N/A
Weighted average interest rate	3.37%	N/A
Average outstanding balance	$243,028	N/A
7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$848,592	43%	$1,475,812	$848,592	43%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
1st Lien/Senior Secured Debt
One GI LLC	06/22/21	$2,326	$20,004	$(41)	$(200)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/21	3,925	3,926	(59)	(128)
WebPT, Inc.	08/28/21	1,588	1,588	(36)	(48)
Bullhorn, Inc.	10/01/21	635	635	(6)	(10)
Chronicle Bidco Inc. (dba Lexitas)	11/14/21	12,680	—	(254)	—
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	3,752	3,752	(28)	(28)
Eptam Plastics, Ltd.	12/06/21	2,115	2,729	(37)	(55)
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	175	175	(3)	(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	122	122	(2)	(4)
Elemica Parent, Inc.	12/31/21	350	350	(10)	(11)
Diligent Corporation	02/04/22	5,108	5,108	51	(115)
VRC Companies, LLC (dba Vital Records Control)	02/08/22	2,340	—	(12)	—
MRI Software LLC	02/10/22	469	469	(2)	(14)
MRI Software LLC	02/10/22	14,000	22,200	(70)	(648)
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	5,206	5,646	(104)	(141)
Helios Buyer, Inc. (dba Heartland)	06/15/22	7,390	7,390	(148)	(37)
Thrasio, LLC	06/18/22	9,250	—	(231)	—
Purfoods, LLC	08/12/22	16,400	16,400	(164)	(246)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	09/10/22	2,759	—	(31)	—
Villa Bidco Inc (dba Authority Brands)	09/12/22	3,773	6,843	(57)	(137)
Sunstar Insurance Group, LLC	10/09/22	1,784	7,736	(18)	(155)
Sweep Purchaser LLC	11/30/22	1,681	8,403	(17)	(84)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	7,032	7,032	(141)	(70)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/27/23	5,843	—	(88)	—
Sweep Purchaser LLC	02/12/23	6,722	—	(67)	—
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/24/24	417	750	(3)	(6)
WebPT, Inc.	08/28/24	926	926	(21)	(28)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	2,648	—	14	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	23,305	—	119	—
Apptio, Inc.	01/10/25	462	769	(6)	(12)
ConnectWise, LLC	02/28/25	1,441	1,152	(14)	(12)
Villa Bidco Inc (dba Authority Brands)	03/21/25	1,373	1,374	(21)	(27)
Mailgun Technologies, Inc.	03/26/25	1,263	1,263	—	—
Riverpoint Medical, LLC	06/21/25	1,806	1,806	(32)	(45)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,749	1,749	(35)	(35)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	2,186	2,186	(120)	(142)
WorkForce Software, LLC	07/31/25	980	980	(15)	(15)
Diligent Corporation	08/04/25	1,703	1,684	17	(38)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	2,361	2,361	(35)	(77)
Elemica Parent, Inc.	09/18/25	130	84	(4)	(3)
Capitol Imaging Acquisition Corp.	10/01/25	7,749	8,024	(155)	(160)
CST Buyer Company (dba Intoxalock)	10/03/25	1,291	1,291	(13)	(29)
Acquia, Inc.	10/31/25	1,778	1,933	(31)	(34)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	1,320	1,320	(26)	(33)
Eptam Plastics, Ltd.	12/06/25	751	136	(13)	(3)
One GI LLC	12/22/25	2,300	2,300	(40)	(46)
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	7,000	7,000	(175)	(186)
Prophix Software Inc.(dba Pound Bidco)	01/30/26	3,118	—	(62)	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	4,149	4,150	(83)	(83)
MRI Software LLC	02/10/26	1,086	1,143	(5)	(33)
Instructure Holdings	03/24/26	3,690	3,690	(37)	(37)
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	3,418	3,418	—	(77)
Superman Holdings, LLC (dba Foundation Software)	08/31/26	5,134	5,134	(51)	(128)
Bullhorn, Inc.	09/30/26	693	693	(7)	(10)
Sunstar Insurance Group, LLC	10/09/26	2,496	2,496	(25)	(50)
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,059	1,160	(16)	(17)
Sweep Purchaser LLC	11/30/26	4,201	4,201	(42)	(84)
Blacksmith Applications, Inc.	12/02/26	1,900	1,900	(38)	(43)
Helios Buyer, Inc. (dba Heartland)	12/15/26	1,090	2,097	(22)	(42)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	2,812	2,812	(56)	(56)
StarCompliance Intermediate, LLC	01/12/27	2,300	—	(46)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,400	—	(48)	—

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/29/27	$2,337	$—	$(35)	$—
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	03/10/27	1,100	—	(26)	—
Elemica Parent, Inc.	12/15/21	—	1,396	—	(42)
Thrasio, LLC	06/18/22	—	9,250	—	(116)
Granicus, Inc.	08/21/26	—	2,183	—	(44)
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	2,352	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	18,228	—	—
Total 1st Lien/Senior Secured Debt		$225,347	$225,899	$(2,783)	$(3,926)
Total		$225,347	$225,899	$(2,783)	$(3,926)

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2021.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
Total capital drawdowns	1,755,656	$174,671

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82

For the Three Months Ended March 31, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44

9.	EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net increase (decrease) in Members’ Capital from operations	$17,117	$(27,034)
Weighted average Units outstanding	6,427,515	2,693,389
Basic and diluted earnings (loss) per unit	$2.66	$(10.04)

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Per Unit Data:(1)
NAV, beginning of period	$95.37	$98.53
Net investment income (loss)	1.67	2.01
Net realized and unrealized gains (losses)(2)	0.99	(8.24)
Income tax provision, realized and unrealized gains	0.01	-
Net increase (decrease) in net assets from operations(2)	$2.67	$(6.23)
Distributions declared from net investment income	—	-
Total increase (decrease) in net assets	$2.67	$(6.23)
NAV, end of period	$98.04	$92.30
Units outstanding, end of period	6,427,515	4,068,933
Weighted average units outstanding	6,427,515	2,693,389
Total return based on NAV(3)	2.80%	(6.32)%
Ratio/Supplemental Data (4):
Members’ Capital, end of period	$630,137	$375,562
Ratio of net expenses to average Members’ Capital	7.32%	6.41%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.26%	2.73%
Ratio of interest and other debt expenses to average Members’ Capital	3.88%	3.68%
Ratio of incentive fees to average Members’ Capital	1.18%	—%
Ratio of total expenses to average Members’ Capital	7.32%	6.41%
Ratio of net investment income to average Members’ Capital	10.62%	9.18%
Portfolio turnover	8%	4%

(1)

The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)	Calculated as the change in NAV per unit during the period plus dividends declared per unit, divided by the beginning NAV per unit.
(4)	Ratios are annualized, except for, as applicable, unvested Incentive Fees.

11.	SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statement of Financial Condition have been evaluated through the date the audited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 29, 2021, the Company paid net investment income distribution for the period January 1, 2021 to March 31, 2021 of $18,094, or $2.82 per unit to Unitholders of record as of April 5, 2021.

On May 5, 2021, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period April 1, 2021 through June 30, 2021, payable on or about July 28, 2021 to Unitholders of record as of July 5, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2021, we have originated $1,738.64 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages,” in our annual report on Form 10-K for the year ended December 31, 2020.

Impact of COVID-19 Pandemic

While the availability of vaccines has raised hopes that an end to the COVID-19 pandemic is within reach, the pandemic’s trajectory will depend on the speed and scale of vaccine distribution and the extent to which efforts to curtail infections are hampered by new surges caused by variants of the virus. Entering the second quarter of 2021, the situation has remained in flux globally, as some countries have encountered a significant increase in the number of new cases. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

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

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. The vast majority of Goldman Sachs employees continue to work remotely, however, a growing number of employees are returning to its offices in many of its locations and the expectation is that this trend will accelerate as vaccination programs around the world increase.  To minimize health risks to employees working in its offices, Goldman Sachs has implemented on-site testing and other protocols, such as controls around the building access, strict physical distancing measures, enhanced cleaning regimes, and it is vigilant in monitoring local safety guidelines. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 192% and 212%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,292.99	$1,285.51	$1,167.69	$1,154.97
Preferred Stock	7.37	8.02	3.65	3.72
Common Stock	2.30	3.17	-	0.36
Total Investments	$1,302.66	$1,296.70	$1,171.34	$1,159.05

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.0%	8.2%	8.0%	8.3%
Preferred Stock(3)	0.0	0.0	0.0	0.0
Common Stock(3)	0.0	0.0	0.0	0.0
Total Portfolio	7.9%	8.1%	8.0%	8.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of March 31, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 7.9% and 8.1%, as compared to 8.0% and 8.3%, at December 31, 2020.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2021	December 31, 2020
Number of portfolio companies	58	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.5x	5.5x
Weighted average interest coverage(3)	2.5x	2.5x
Median EBITDA(3)	$31.05 million	$30.51 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.7% and 28.7% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$7.38	0.6%	$52.42	4.5%
Grade 2	1,240.80	95.7	1,039.46	89.7
Grade 3	48.53	3.7	67.17	5.8
Grade 4	—	—	—	—
Total Investments	$1,296.71	100.0%	$1,159.05	100.0%

The decrease in investments with a grade 1 investment performance rating as of March 31, 2021 compared to December 31, 2020 was primarily driven by the repayment of investments with an aggregate fair value of $52.42 million, partially offset by an investment with fair value of $7.38 million being upgraded due to potential exit. The decrease in investments with a grade 3 investment performance rating as of March 31, 2021 compared to December 31, 2020 was primarily driven by an investment with fair value of 17.04 million being upgraded from grade 3 to grade 2 due to financial improvement.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,302.66	100.0%	$1,171.34	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,302.66	100.0%	$1,171.34	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$225.27	$139.08
Preferred Stock	3.72	—
Common Stock	2.30	—
Total	$231.29	$139.08
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$100.74	$16.42
Total	$100.74	$16.42
Net increase (decrease) in portfolio	$130.55	$122.66
Number of new portfolio companies with new investment commitments(3)	6	4
Total new investment commitment amount in new portfolio companies(3)	$165.93	$126.93
Average new investment commitment amount in new portfolio companies(3)	$27.66	$31.73
Number of existing portfolio companies with new investment commitments(3)	6	1
Total new investment commitment amount in existing portfolio companies(3)	$65.36	$12.15
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.0	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	—%	—%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	7.7%	8.2%
Weighted average yield on new investment commitments(2)(3)(6)	7.5%	8.2%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	7.6%	8.0%
Weighted average yield on investments sold or paid down(8)(9)	7.6%	8.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Total investment income	$27.49	$9.76
Net expenses	(16.77)	(4.33)
Net investment income	10.72	5.43
Net realized gain (loss) on investments	—	—
Net unrealized appreciation (depreciation) on investments	6.34	(32.46)
Income tax (provision) benefit, realized and unrealized gain/loss	0.06	—
Net increase (decrease) in Members’ Capital from operations	$17.12	$(27.03)

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2021		March 31, 2020
	($ in millions)
Interest	$26.97		$9.61
Dividend income	—	(1)	0.01
Other income	0.52		0.14
Total investment income	$27.49		$9.76
(1)	Amount rounds to less than $0.01 million.

In the table above:

•

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $9.61 million for the three months ended March 31, 2020 to $26.97 million for the three months ended March 31, 2021. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $539.70 million as of March 31, 2020 to $1,302.66 million as of March 31, 2021. Included in interest for the three months ended March 31, 2021 and March 31, 2020 is $0.47 million and $0.00 million in prepayment premiums and $1.63 million and $0.24 million in accelerated accretion of upfront loan origination fees.

•

Other income increased from $0.14 million for the three months ended March 31, 2020 to $0.52 million for the three months ended March 31, 2021. The increase is primarily due to an increase in commitment fee and loan administration fees from our portfolio companies driven by the increase in our invested balance.

Expenses

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Interest and other debt expenses	$5.95	$2.31
Management fees	2.35	1.13
Incentive fees	7.35	—
Offering costs	—	0.42
Professional fees	0.49	0.12
Directors’ fees	0.09	0.09
Other general and administrative expenses	0.54	0.26
Total expenses	$16.77	$4.33

In the table above:

•

Interest and other debt expenses increased from $2.31 million for the three months ended March 31, 2020 to $5.95 million for the three months ended March 31, 2021. This was primarily due to an increase in the average aggregate daily borrowings from $189.55 million to $638.20 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facilities from 3.69% to 2.90%.

•

Management Fees increased from $1.13 million for the three months ended March 31, 2020 to $2.35 million for the three months ended March 31, 2021 primarily driven by an increase in the size of our portfolio.

•	We accrued an unvested Incentive Fee of $7.35 million for the three months ended March 31, 2021 based on the inception to date results of operations.
•

Professional fees and other general and administrative expenses increased from $0.47 million for the three months ended March 31, 2020, to $1.12 million for the three months ended March 31, 2021 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	($ in millions)
Unrealized appreciation	$10.80	$0.06
Unrealized depreciation	(4.45)	(32.52)
Net change in unrealized appreciation (depreciation) on investments	$6.35	$(32.46)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2021
($ in millions)
Portfolio Company:
Other, net(1)	$4.93
MedeAnalytics, Inc.	1.12
MRI Software LLC	1.10
Project Eagle Holdings, LLC (dba Exostar)	0.96
PT Intermediate Holdings III, LLC (dba Parts Town)	0.91
Diligent Corporation	0.87
Granicus, Inc.	(0.14)
Selectquote, Inc.	(0.19)
Wrike, Inc.	(0.37)
CorePower Yoga LLC	(0.37)
Convene 237 Park Avenue, LLC (dba Convene)	(2.47)
Total	$6.35

(1)	For the three months ended March 31, 2021, other, net includes gross unrealized appreciation of $5.84 million and gross unrealized depreciation of $(0.91) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2021 continued to be impacted by improved economic indicators as a result of the rebound experienced from the COVID-19 pandemic, which was partially offset by the underperformance of Convene 237 Park Avenue, LLC (dba Convene).

For the Three Months Ended March 31, 2020
($ in millions)
Portfolio Company:
Clarkson Eyecare, LLC (dba EyeCare Partners)	$0.06
GlobalTranz Enterprises, Inc.	(1.29)
ConnectWise, LLC	(1.32)
Picture Head Midco LLC	(1.61)
MRI Software LLC	(2.18)
Viant Medical Holdings, Inc.	(2.24)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	(2.48)
CST Buyer Company (dba Intoxalock)	(2.92)
PT Intermediate Holdings III, LLC (dba Parts Town)	(3.07)
Convene 237 Park Avenue, LLC (dba Convene)	(4.51)
Other, net(1)	(10.90)
Total	$(32.46)

(1)	For the three months ended March 31, 2020, Other, net includes gross unrealized appreciation of $0.00 million, and gross unrealized depreciation of $(10.90) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 192% and 212%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2021			December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$848.59	43%	$1,475.81	$848.59	43%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

We did not issue a capital drawdown for three months ended March 31, 2021.

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2020
January 29, 2020	$509,491	$50.22
March 30, 2020	1,246,165	124.45
Total capital drawdowns	$1,755,656	$174.67

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$246.83	$246.83	$—	$—	$—
JPM Revolving Credit Facility(1)	$440.12	$—	$—	$440.12	$—
(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2021, the Company had outstanding borrowings denominated in USD of $440 million and in Canadian Dollars (“CAD”) of 0.15 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, and December 23, 2020.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $500.00 million as of March 31, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 7, 2021.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on February 12,2021 and March 5, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2021, the total commitments under the JPM Revolving Credit Facility were $550.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to

$800.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$225.35	$225.90
Total	$225.35	$225.90

We had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$848.59	43%

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

RECENT DEVELOPMENTS

On April 29, 2021, we paid net investment income distribution for the period January 1, 2021 to March 31, 2021 of $18.09 million, or $2.82 per unit to Unitholders of record as of April 5, 2021.

On May 5, 2021, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period April 1, 2021 through June 30, 2021, payable on or about July 28, 2021 to Unitholders of record as of July 5, 2021.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2021 and December 31, 2020, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$23.55	$(19.18)	$4.37
Up 200 basis points	12.74	(12.78)	(0.04)
Up 100 basis points	2.12	(6.39)	(4.27)
Up 75 basis points	0.26	(4.79)	(4.53)
Up 50 basis points	0.18	(3.20)	(3.02)
Up 25 basis points	0.09	(1.60)	(1.51)
Down 25 basis points	(0.08)	1.05	0.97
Down 50 basis points	(0.15)	1.05	0.90
Down 75 basis points	(0.22)	1.05	0.83
Down 100 basis points	(0.29)	1.05	0.76
Down 200 basis points	(0.57)	1.05	0.48
Down 300 basis points	(0.84)	1.05	0.21

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to suitable replacements for interbank offered rates (“IBORs”). On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority formally announced the dates after which the LIBORs will no longer be representative and subsequently cease publication. The Alternative Reference Rates Committee confirmed that this announcement constitutes a “Benchmark Transition Event”.  The publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings will cease after December 31, 2021. The publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. The FCA plans to consult the market on creating “synthetic” 1 month, 3 month and 6 month rates for GBP and JPY LIBOR, to be published for a limited time. New York State legislation was signed into law to aid “tough legacy” LIBOR contracts. Other legislative solutions are being pursued at the Federal level, in the U.K., and in Europe. The U.S. federal banking agencies have also issued guidance encouraging banking and global organizations to cease reference to USD  LIBOR as soon as practicable and in any event by December 31, 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize one-week and two-month USD LIBOR terms or sterling, euro, Swiss franc and Japanese yen settings as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Revolving Credit Facilities. If we are unable to do so, amounts drawn under the Revolving Credit Facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue a capital drawdown for the three months ended March 31, 2021.

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

10.1

First Commitment Increase Request, dated as of February 12, 2021, among Goldman Sachs Private Middle Market Credit II SPV II LLC, Goldman Sachs Private Middle Market Credit II LLC, , JPMorgan Chase Bank, National Association, as administrative agent for the lenders thereto and lender, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on February 17, 2021).

10.2

Amended and Restated Loan and Security Agreement, dated as of March 5, 2021, among Goldman Sachs Private Middle Market Credit II SPV II LLC, Goldman Sachs Private Middle Market Credit II LLC, JPMorgan Chase Bank, National Association, as administrative agent for the lenders thereunder and lender, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on March 9, 2021).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 6, 2021	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)