Form 10-Q
period 2021-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2021-08-05
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of the registrant’s limited liability company common units outstanding as of August 5, 2021 was 7,553,974.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020 and our quarterly report on Form 10-Q for the quarter ended March 31, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,536,768 and $1,171,340)	$1,534,810	$1,159,046
Cash	155,325	8,709
Receivable for investments sold	312	191
Receivable for common units sold	5,381	—
Interest and dividends receivable	9,630	7,148
Deferred financing costs	6,639	4,010
Other assets	616	564
Total assets	$1,712,713	$1,179,668
Liabilities
Debt	$931,071	$547,700
Interest and other debt expenses payable	4,470	1,821
Management fees payable	2,585	2,248
Incentive fees payable	11,759	—
Payable for investments purchased	19,076	30
Distribution payable	—	13,798
Accrued offering costs	—	218
Directors’ fees payable	90	5
Accrued expenses and other liabilities	1,451	828
Total liabilities	$970,502	$566,648
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (7,553,974 and 6,427,515 units issued and outstanding as of June 30, 2021 and December 31, 2020)	736,177	625,491
Distributable earnings	6,034	(12,471)
Total members’ capital	$742,211	$613,020
Total liabilities and members’ capital	$1,712,713	$1,179,668
Net asset value per unit	$98.25	$95.37

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$30,461	$10,994	$57,427	$20,608
Other income	479	106	999	239
From non-controlled affiliated investments:
Dividend income	—	22	—	31
Total investment income	$30,940	$11,122	$58,426	$20,878
Expenses:
Interest and other debt expenses	$7,470	$1,740	$13,420	$4,046
Management fees	2,585	1,474	4,934	2,606
Incentive fees	4,407	—	11,759	—
Offering costs	—	39	—	457
Professional fees	296	159	784	282
Directors’ fees	90	89	180	179
Other general and administrative expenses	585	360	1,125	621
Total expenses	$15,433	$3,861	$32,202	$8,191
Net investment income	$15,507	$7,261	$26,224	$12,687

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$32	$—	$29	$—
Foreign currency transactions	2	—	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	3,987	9,551	10,335	(22,909)
Net realized and unrealized gains (losses)	$4,021	$9,551	$10,364	$(22,909)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(46)	—	11	—
Net increase (decrease) in members’ capital from operations	$19,482	$16,812	$36,599	$(10,222)
Weighted average units outstanding	6,464,651	4,302,763	6,446,186	3,498,076
Net investment income per unit (basic and diluted)	$2.40	$1.69	$4.07	$3.63
Earnings (loss) per unit (basic and diluted)	$3.01	$3.91	$5.68	$(2.92)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Members’ capital at beginning of period	$630,137	$375,562	$613,020	$227,925
Increase (decrease) in members’ capital from operations:
Net investment income	$15,507	$7,261	$26,224	$12,687
Net realized gain (loss)	34	—	29	—
Net change in unrealized appreciation (depreciation)	3,987	9,551	10,335	(22,909)
(Provision) benefit for unrealized appreciation/depreciation on investments	(46)	—	11	—
Net increase (decrease) in members’ capital from operations	$19,482	$16,812	$36,599	$(10,222)
Distributions to unitholders from:
Distributable earnings	$(18,094)	$(5,844)	$(18,094)	$(5,844)
Total distributions to unitholders	$(18,094)	$(5,844)	$(18,094)	$(5,844)
Capital transactions:
Issuance of units	$110,686	$28,892	$110,686	$203,563
Net increase in members’ capital from capital transactions	$110,686	$28,892	$110,686	$203,563
Total increase (decrease) in members’ capital	$112,074	$39,860	$129,191	$187,497
Members’ capital at end of period	$742,211	$415,422	$742,211	$415,422
Distributions declared per unit	$2.82	$1.44	$2.82	$1.44

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital from operations:	$36,599	$(10,222)
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(528,035)	(216,848)
Payment-in-kind interest capitalized	(1,601)	(28)
Proceeds from sales of investments and principal repayments	169,299	25,531
Net realized (gain) loss on investments	(29)	—
Net change in unrealized (appreciation) depreciation on investments	(10,335)	22,909
Amortization of premium and accretion of discount, net	(5,041)	(1,058)
Amortization of deferred financing costs	1,959	792
Amortization of deferred offering costs	—	457
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(121)	(36)
(Increase) decrease in receivable for common units sold	(5,381)	148
(Increase) decrease in interest and dividends receivable	(2,482)	(864)
(Increase) decrease in other assets	(52)	(31)
Increase (decrease) in interest and other debt expenses payable	2,819	58
Increase (decrease) in management fees payable	337	796
Increase (decrease) in incentive fees payable	11,759	—
Increase (decrease) in payable for investments purchased	19,046	—
Increase (decrease) in directors’ fees payable	85	86
Increase (decrease) in accrued expenses and other liabilities	623	(71)
Net cash provided by (used for) operating activities	$(310,551)	$(178,381)
Cash flows from financing activities:
Proceeds from issuance of common units	$110,686	$203,563
Offering costs paid	(240)	(168)
Distributions paid	(31,892)	(10,429)
Financing costs paid	(4,757)	(436)
Borrowings on debt	896,120	205,300
Repayments of debt	(512,750)	(218,100)
Net cash provided by (used for) financing activities	$457,167	$179,730
Net increase (decrease) in cash	146,616	1,349
Cash, beginning of period	8,709	6,605
Cash, end of period	$155,325	$7,954
Supplemental and non-cash activities
Interest expense paid	$8,000	$2,939
Accrued but unpaid offering costs	$—	$33

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)		Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 202.56%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26		$8,676	$8,559	$8,546	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.95%	CDN P + 4.50%		11/06/26	CAD	128	100	101	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26		1,059	(14)	(16)	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,145	2,132	2,134	(2) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		14,890	14,536	14,555	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		1,100	139	140	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		2,759	(33)	(62)	(2) (3) (4)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		18,077	17,799	17,806	(2) (3) (5)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		1,933	126	126	(2) (3) (4) (5)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		26,813	26,070	26,813	(2) (5)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		769	284	308	(2) (4) (5)
Aria Systems, Inc.	Diversified Financial Services		L + 7.00%	1.00%	06/30/26		15,100	14,874	14,874	(3) (6)
Aria Systems, Inc.	Diversified Financial Services		L + 7.00%	1.00%	06/30/26		3,780	—	—	(3) (4)
Blacksmith Applications, Inc.	Software	7.50%	L + 6.50%	1.00%	12/02/26		23,300	22,821	22,951	(2) (3)
Blacksmith Applications, Inc.	Software		L + 6.50%	1.00%	12/02/26		1,900	(39)	(28)	(2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26		24,140	23,696	23,657	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		13,771	13,550	13,633	(2) (3) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		286	281	283	(2) (3) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		228	224	225	(2) (3) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		635	(10)	(6)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		693	(11)	(7)	(2) (3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		40,435	39,712	40,031	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.81%	L + 6.50%	1.00%	10/01/25		9,170	9,012	9,078	(2) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	07/01/24		6,006	5,967	5,931	(2) (3) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	07/01/24		1,789	1,778	1,767	(2) (3) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		10,322	10,092	10,167	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		10,293	10,112	10,139	(2) (3) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		18,438	9,810	9,756	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		4,334	4,256	4,269	(2) (3) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25		1,320	(19)	(20)	(2) (3) (4) (5)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25		19,813	19,522	19,665	(2) (3) (5)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25		1,537	74	85	(2) (3) (4) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24		27,789	27,421	20,286	(2) (3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24		8,366	8,251	6,107	(2) (3) (5)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27		20,715	20,406	20,404	(3)
CORA Health Holdings Corp	Health Care Providers & Services		L + 5.75%	1.00%	06/15/27		8,092	(60)	(121)	(3) (4)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25		9,057	8,948	7,608	(2) (3) (5)
CorePower Yoga LLC	Diversified Consumer Services		L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25		633	(7)	(101)	(2) (3) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25		16,838	16,639	16,670	(2) (3) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25		13,890	13,605	13,751	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25		1,291	(15)	(13)	(2) (3) (4) (5)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25		20,925	20,485	21,134	(3) (5)
Diligent Corporation	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25		12,968	12,844	12,838	(3)
Diligent Corporation	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25		8,808	8,725	8,720	(3)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25		5,108	(105)	51	(3) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	$3,503	$(53)	$35	(3) (4) (5)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	3,565	3,499	3,476	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,393	1,354	1,358	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	697	682	679	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	520	506	507	(2) (3)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	470	272	269	(2) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 5.50%	1.00%	09/18/25	350	(5)	(9)	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	6,334	6,260	6,223	(2) (3) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,979	2,928	2,927	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,729	2,694	2,682	(2) (3) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	257	249	(2) (3) (4) (5)
ESO Solutions, Inc	Health Care Technology	8.00%	L + 7.00%	1.00%	05/03/27	27,654	27,113	27,101	(3)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	8,640	—	—	(3) (4)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	3,292	(64)	(66)	(3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	8,771	8,719	8,640	(2) (5)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	122	(1)	(2)	(2) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	13,930	13,680	13,651	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	2,612	2,391	2,385	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 7.00%	2.00%	06/24/25	1,749	(31)	(35)	(2) (3) (4)
GlobalTranz Enterprises, Inc.	Road & Rail	5.10%	L + 5.00%		05/15/26	7,071	6,966	7,011	(3) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.25%	L + 6.25%	1.00%	01/29/27	25,680	25,069	24,974	(3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	1,028	(15)	(28)	(3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.25%	1.00%	01/29/27	2,337	(33)	(64)	(3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.00%	1.00%	01/29/27	3,460	(34)	(95)	(3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	34,208	33,582	34,208	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	33,643	33,101	33,138	(2) (3) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	4,486	267	269	(2) (3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	8,960	8,846	8,893	(3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	7,486	7,388	7,430	(3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	750	341	345	(3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	13,557	13,306	13,422	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,390	7,356	7,316	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,309	1,177	1,196	(2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	32,496	31,986	31,846	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	9,968	4,320	4,192	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	26,888	26,599	25,812	(2) (3) (5)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	2,186	(22)	(87)	(2) (3) (4) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,611	22,223	22,328	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,131	21,541	21,854	(2) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	369	357	364	(2) (5)
Instructure Holdings	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	03/24/26	44,353	43,895	44,020	(2) (3) (5)
Instructure Holdings	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	03/24/26	9,481	9,175	9,410	(2) (3)
Instructure Holdings	Diversified Consumer Services		L + 5.50%	1.00%	03/24/26	3,690	(37)	(28)	(2) (3) (4) (5)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	39,900	38,964	39,501	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	19,943	19,656	19,943	(2) (3) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	$18,808	$18,439	$18,808	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	1,263	—	—	(2) (3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	40,860	39,755	40,247	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	6.50%	L + 5.50%	1.00%	11/14/25	23,721	23,272	23,306	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 5.50%	1.00%	11/14/25	2,702	(51)	(47)	(2) (3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,973	16,790	16,930	(5)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,244	16,114	16,204	(5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	469	(6)	(1)	(4) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,143	(9)	(3)	(4) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	7,950	(190)	(20)	(4) (5)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	21,299	20,905	20,926	(2) (3)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	8,856	8,694	8,701	(2) (3)
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,300	(41)	(40)	(2) (3) (4)
Picture Head Midco LLC	Entertainment	9.25%	L + 8.25% (incl. 1.50% PIK)	1.00%	08/31/23	19,754	19,429	18,272	(2) (3) (5)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	54,000	52,952	52,920	(3)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	4,600	(89)	(92)	(3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	16,404	16,226	16,158	(2) (3) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	4,580	4,516	4,511	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	40,708	39,821	40,708	(2) (3) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	3,418	(72)	—	(2) (3) (4) (5)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	17,147	16,827	16,804	(1) (2) (3)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,118	(57)	(62)	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	17,297	17,231	16,994	(3) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	1.00%	10/15/25	2,230	—	(28)	(3) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	24,416	23,933	24,416	(2) (3) (5)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	16,400	7,944	8,200	(2) (3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	9,734	9,700	9,734	(2) (3) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	1,806	(6)	—	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.25%	L + 6.25%	1.00%	05/25/27	19,155	18,777	18,771	(3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,065	(60)	(61)	(3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	14,400	14,130	14,112	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,300	(43)	(46)	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	37,327	—	—	(3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	4,479	—	—	(3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	11,198	—	(86)	(3) (4)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	12,197	11,978	12,075	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	7,721	7,585	7,644	(2) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	340	(3)	(3)	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	2,496	(44)	(25)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	6.39%	L + 5.39%	1.00%	08/31/27	40,790	39,876	40,790	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 5.39%	1.00%	08/31/26	5,134	(111)	—	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	26,402	25,917	26,138	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	8,382	8,225	8,298	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	6,718	1,564	1,576	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	4,201	344	378	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	$37,951	$36,923	$36,907	(2) (3) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	16,817	16,594	16,565	(2) (3) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	5,892	3,882	3,873	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		L + 5.75%	1.00%	08/15/25	2,361	(30)	(35)	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	13,950	13,625	13,950	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	9,250	2,662	2,803	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	20,343	19,965	20,139	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	2,812	(51)	(28)	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,032	(64)	(70)	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,097	18,853	19,001	(3) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	12,701	12,529	12,447	(2) (3) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	1,323	380	370	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	1,588	(10)	(32)	(2) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	18,600	18,251	18,228	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,400	(45)	(48)	(2) (3) (4)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	11,245	11,055	11,076	(2) (3) (5)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	8,647	8,480	8,517	(2) (3)
WorkForce Software, LLC	Software		L + 6.50%	1.00%	07/31/25	980	(16)	(15)	(2) (3) (4) (5)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	32,260	—	—	(3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	25,350	—	—	(3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	3,534	—	—	(3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	2,612	—	—	(3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	46,540	45,387	45,377	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 7.50%	1.00%	12/22/25	7,000	(167)	(175)	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							1,507,077	1,503,432
2nd Lien/Senior Secured Debt - 2.08%
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	$15,773	$15,735	$15,438
Total 2nd Lien/Senior Secured Debt							15,735	15,438
Investment #	Industry				Initial Acquisition Date(8)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 1.65%
Broadway Parent, LLC	Diversified Financial Services				01/25/21	3,700,000	$3,718	$3,922	(2) (3) (7)
Diligent Corporation	Professional Services				04/06/21	4,400	4,290	4,290	(3) (7)
Exostar LLC - Class A	Aerospace & Defense				07/06/20	911	911	995	(2) (3) (7)
Foundation Software	Construction & Engineering				08/31/20	912	912	982	(2) (3) (7)
MedeAnalytics, Inc.	Health Care Technology				10/09/20	1,825,100	1,825	2,028	(2) (3) (7)
Total Preferred Stock							11,656	12,217
Common Stock - 0.50%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software				03/10/21	23,000	$2,300	$2,346	(2) (3) (7)
Exostar LLC - Class B	Aerospace & Defense				07/06/20	1,424,165	—	1,068	(2) (3) (7)
Foundation Software - Class B	Construction & Engineering				08/31/20	490,234	—	309	(2) (3) (7)
Total Common Stock							2,300	3,723
Total Investments - 206.79%							$1,536,768	$1,534,810

The accompanying notes are part of these unaudited consolidated financial statements.

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.25%, 0.16%, 0.15%, 0.13%, 0.10% and 0.09%. As of June 30, 2021, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€") or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021 the aggregate fair value of these securities is $61,411 or 3.59% of the Company’s total assets.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
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

(5)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(6)	Position or portion thereof unsettled as of June 30, 2021.
(7)	Non-income producing security.
(8)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2021, the aggregate fair value of these securities is $15,940 or 2.15% of the Company's net assets. The initial acquisition dates have been included for such securities.

PIK -	Payment-In-Kind

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 188.41% #
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26	$8,720	$8,592	$8,589	(1) (2)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26	1,160	(17)	(17)	(1) (2) (3)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23	2,233	2,217	2,222	(4) (5)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25	18,077	17,773	17,761	(1) (4) (5)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25	1,933	(31)	(34)	(1) (3) (4) (5)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25	26,813	25,982	26,411	(4) (5)
Apptio, Inc.	IT Services		L + 7.25%	1.00%	01/10/25	769	(27)	(12)	(3) (4) (5)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)	Hotels, Restaurants & Leisure	6.25%	L + 5.25%	1.00%	08/19/25	7,688	7,626	7,361	(1) (5)
Blacksmith Applications, Inc.	Software	7.50%	L + 6.50%	1.00%	12/02/26	23,300	22,782	22,776	(1)
Blacksmith Applications, Inc.	Software		L + 6.50%	1.00%	12/02/26	1,900	(42)	(43)	(1) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	13,841	13,602	13,633	(1) (4) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	287	282	283	(1) (4) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26	229	225	225	(1) (4) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	635	(11)	(10)	(1) (3) (4) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26	693	(12)	(10)	(1) (3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26	40,639	39,861	39,826	(1)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	8.75%	P + 5.50%		10/01/25	9,170	972	963	(1) (3)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	6,037	5,991	5,901	(1) (4) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24	1,798	1,785	1,758	(1) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,374	10,121	10,115	(1)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,346	10,146	10,087	(1) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	4,356	4,270	4,247	(1) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	5,785	81	(6)	(1) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	1,320	(22)	(33)	(1) (3) (5)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	19,915	19,587	19,715	(1) (4) (5)
ConnectWise, LLC	IT Services	6.25%	L + 5.25%	1.00%	02/28/25	1,537	360	369	(1) (3) (4) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	9.00%	L + 7.50%	1.50%	08/30/24	26,900	26,483	21,520	(1) (4) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	9.00%	L + 7.50%	1.50%	08/30/24	7,910	7,780	6,328	(1) (4) (5)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	9,050	8,939	7,602	(1) (5)
CorePower Yoga LLC	Diversified Consumer Services	7.00%	L + 6.00% (incl. 1.25% PIK)	1.00%	05/14/25	633	626	532	(1) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	16,838	16,619	16,459	(1) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	11/03/25	13,960	13,652	13,646	(1) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	1,291	(16)	(29)	(1) (3) (4) (5)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	21,030	20,542	20,557	(1) (4) (5)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	1,703	(20)	(19)	(1) (3) (4) (5)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	5,108	(118)	(115)	(1) (3) (4) (5)
E2open, LLC	Software	6.75%	L + 5.75%	1.00%	11/26/24	18,664	18,522	18,582	(1) (5)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	3,584	3,510	3,476	(1) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	700	684	679	(1) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	523	507	507	(1) (4)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	470	377	372	(1) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	350	(5)	(11)	(1) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	1,396	(21)	(42)	(1) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	6,366	6,285	6,238	(1) (4) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	1,211	1,201	(1) (3) (4) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies		L + 5.50%	1.00%	12/06/25	2,729	(17)	(55)	(1) (3) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	8.00%	L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	$8,749	$8,685	$8,486	(4) (5)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 7.00% (incl. 1.50% PIK)	1.00%	08/21/23	122	(1)	(4)	(3) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	14,000	13,723	13,720	(1)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.00%	L + 6.00%	2.00%	06/24/25	2,624	2,423	2,423	(1) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 6.00%	2.00%	06/24/25	1,749	(35)	(35)	(1) (3)
GlobalTranz Enterprises, Inc.	Road & Rail	5.15%	L + 5.00%		05/15/26	7,107	6,992	6,539	(1) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	34,208	33,527	34,294	(1) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	33,643	33,053	32,970	(1) (4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	4,486	260	247	(1) (3) (4) (5)
Granicus, Inc.	Software	8.00%	L + 7.00%	1.00%	08/21/26	31,790	31,034	31,155	(1)
Granicus, Inc.	Software	8.00%	L + 7.00%	1.00%	08/21/26	2,787	2,719	2,731	(1)
Granicus, Inc.	Software		L + 7.00%	1.00%	08/21/26	2,183	(51)	(44)	(1) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	9,005	8,873	8,938	(1)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/24/24	7,505	3,669	3,696	(1) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/24/24	750	(11)	(6)	(1) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	13,625	13,355	13,353	(1)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,309	167	166	(1) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	7,390	(37)	(37)	(1) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	25,680	25,178	25,167	(1) (2)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	4,402	4,315	4,402	(1) (2)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	26,888	26,569	25,140	(1) (4) (5)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	2,186	(25)	(142)	(1) (3) (4) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	11/16/26	22,611	22,171	22,272	(1) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,131	21,462	21,799	(4) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	369	355	364	(4) (5)
Instructure Holdings	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	47,255	46,726	46,783	(1) (4) (5)
Instructure Holdings	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	03/24/26	10,101	9,749	10,000	(1) (4)
Instructure Holdings	Diversified Consumer Services		L + 7.00%	1.00%	03/24/26	3,690	(40)	(37)	(1) (3) (4) (5)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	20,045	19,723	20,045	(1) (4) (5)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	1,263	—	—	(1) (3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	41,066	39,871	39,834	(1) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,326	16,184	15,850	(5)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	2,793	2,766	2,711
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	469	(7)	(14)	(3) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,143	(10)	(33)	(3) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	22,200	(236)	(648)	(3) (5)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	8,900	8,723	8,722	(1)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	21,400	1,169	1,182	(1) (3)
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	2,300	(46)	(46)	(1) (3)
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	19,754	19,361	17,976	(1) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	01/02/25	$17,281	$17,070	$16,633	(1) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.25%	L + 8.25%	1.00%	07/06/26	40,913	39,954	39,993	(1) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 8.25%	1.00%	07/06/26	3,418	(79)	(77)	(1) (3) (4) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	17,384	17,312	16,167	(1) (5)
Purfoods, LLC	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	24,539	24,015	24,170	(1) (4) (5)
Purfoods, LLC	Health Care Providers & Services		L + 6.25%	1.00%	08/12/26	16,400	(192)	(246)	(1) (3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	9,784	9,746	9,539	(1) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	1,806	(7)	(45)	(1) (3) (4) (5)
Selectquote, Inc.	Insurance	7.00%	L + 6.00%	1.00%	11/05/24	12,006	11,814	12,006	(1) (5)
Sunstar Insurance Group, LLC	Insurance	6.50%	L + 5.50%	1.00%	10/09/26	12,198	11,962	11,954	(1)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	2,496	(48)	(50)	(1) (3)
Sunstar Insurance Group, LLC	Insurance		L + 5.50%	1.00%	10/09/26	7,736	(149)	(155)	(1) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.25%	P + 7.00%		08/31/27	36,054	35,193	35,154	(1) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		P + 7.00%		08/31/26	5,134	(121)	(128)	(1) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	26,468	25,945	25,939	(1)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	8,403	(83)	(84)	(1) (3)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,201	(83)	(84)	(1) (3)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.00%	L + 8.00%	1.00%	08/02/27	38,142	37,048	36,998	(1) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	16,903	16,699	16,354	(1) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	08/15/25	5,899	1,917	1,783	(1) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		L + 5.25%	1.00%	08/15/25	2,361	(28)	(77)	(1) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	14,020	13,671	13,670	(1)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	9,250	(115)	(116)	(1) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/21/26	20,394	19,987	19,986	(1)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	2,812	(56)	(56)	(1) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.50%	1.00%	12/21/26	7,032	(70)	(70)	(1) (3)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,194	18,923	18,714	(1) (5)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	19,704	19,321	19,309	(1) (4) (5)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	6.75%	L + 5.75%	1.00%	03/21/25	9,800	2,807	2,761	(1) (3) (4)
Villa Bidco Inc (dba Authority Brands)	Diversified Consumer Services	8.00%	P + 4.75%		03/21/25	1,592	189	188	(1) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	23,243	22,990	23,068	(4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.50%	L + 6.50%	1.00%	03/31/23	—	—	—	(4) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	12,701	12,505	12,320	(1) (4) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	1,323	377	357	(1) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	1,588	(12)	(48)	(1) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.75%	1.00%	01/20/27	18,600	—	—	(1) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.75%	1.00%	01/20/27	2,400	—	—	(1) (3)
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	11,189	11,011	11,021	(1) (4) (5)
WorkForce Software, LLC	Software		L + 6.50%	1.00%	07/31/25	980	(15)	(15)	(1) (3) (4) (5)
Wrike, Inc.	Professional Services	7.75%	L + 6.75%	1.00%	12/31/24	13,600	13,234	13,600	(4) (5)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	46,540	45,308	45,302	(1)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2020

(in thousands, except unit and per unit amounts) (continued)

Investment	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 7.50%	1.00%	12/22/25	$7,000	$(185)	$(186)	(1) (3)
Total 1st Lien/Senior Secured Debt							1,167,691	1,154,973

Investment	Industry				Initial Acquisition Date(6)	Par/ Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 0.60%
Exostar LLC - Class A	Aerospace & Defense				07/06/20	911	$912	$952	(1) (4) (7)
Foundation Software	Construction & Engineering				08/31/20	912	912	939	(1) (4) (7)
MedeAnalytics, Inc.	Health Care Technology				10/09/20	1,825,100	1,825	1,825	(1)
Total Preferred Stock							3,649	3,716
Common Stock - 0.06%
Exostar LLC - Class B	Aerospace & Defense				07/06/20	1,424,165	—	342	(1) (4) (7)
Foundation Software - Class B	Construction & Engineering				08/31/20	490,234	—	15	(1) (4) (7)
Total Common Stock							—	357
Total Investments - 189.07%							$1,171,340	$1,159,046

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.34%, 0.26%, 0.24%, 0.19%, 0.14% and 0.10%. As of December 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2020.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 25, 2021. The results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC II Blocker III LLC, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”), PMMC II Blocker IV LLC and PMMC II Blocker V LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Prepayment premiums	$75	$—	$541	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$935	$78	$2,560	$317

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

Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2021 and December 31, 2020, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2021 and December 31, 2020, the Company held $155,325 and $8,709 in cash. Foreign currency of $18 and $0 (acquisition cost of $18 and $0) is included in cash as of June 30, 2021 and December 31, 2020.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2019. So long as the Company obtains and maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and MUFG Union Bank, N.A. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the three and six months ended June 30, 2021, Management Fees amounted to $2,585 and $4,934. As of June 30, 2021, $2,585 remained payable. For the three and six months ended June 30, 2020, Management Fees amounted to $1,474 and $2,606.

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

For the three and six months ended June 30, 2021, the Company accrued unvested Incentive Fees of $4,407 and $11,759. As of June 30, 2021, $11,759 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2020, the Company did not accrue unvested Incentive Fees.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2021 and June 30, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $259 and $446. As of June 30, 2021, $641 remained payable. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $139 and $249.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $51 and $86. As of June 30, 2021, $39 remained payable. For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $32 and $52.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$128,950	$(128,950)	$—	$—	$—	$	—(3)
Total Non-Controlled Affiliates	$—	$128,950	$(128,950)	$—	$—	$—	$	—(3)
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$385,707	$(385,707)	$—	$—	$—		$32
Total Non-Controlled Affiliates	$—	$385,707	$(385,707)	$—	$—	$—		$32

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2021 and December 31, 2020, there were $286 and $141 included within Accrued expenses and other liabilities, $6 and $176 included within Interest and other expense payable, $0 and $218 included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”)  that permits the Company to co-invest with Goldman Sachs BDC, Inc., Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Middle Market Lending Corp. (which was merged with GS BDC on October 12, 2020), and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,507,077	$1,503,432	$1,167,691	$1,154,973
2nd Lien/Senior Secured Debt	15,735	15,438	—	—
Preferred Stock	11,656	12,217	3,649	3,716
Common Stock	2,300	3,723	—	357
Total	$1,536,768	$1,534,810	$1,171,340	$1,159,046

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	14.0%	28.9%	18.6%	35.2%
Health Care Technology	13.2	27.4	13.2	24.9
Health Care Providers & Services	13.1	27.0	11.8	22.3
Professional Services	11.4	23.7	7.0	13.2
Diversified Consumer Services	7.4	15.3	11.3	21.3
Real Estate Mgmt. & Development	6.2	12.9	6.5	12.3
Diversified Financial Services	5.9	12.1	1.1	2.1
IT Services	4.2	8.8	4.0	7.6
Aerospace & Defense	2.8	5.8	3.6	6.7
Construction & Engineering	2.7	5.7	3.1	5.9
Health Care Equipment & Supplies	2.7	5.5	3.1	5.8
Transportation Infrastructure	2.6	5.3	—	—
Interactive Media & Services	2.5	5.2	1.7	3.3
Commercial Services & Supplies	2.5	5.2	4.4	8.3
Hotels, Restaurants & Leisure	2.2	4.6	3.5	6.7
Chemicals	1.4	2.9	0.4	0.8
Insurance	1.3	2.6	2.0	3.9
Entertainment	1.2	2.5	1.5	2.9
Trading Companies & Distributors	1.1	2.3	1.4	2.6
Internet & Direct Marketing Retail	1.1	2.2	1.2	2.2
Road & Rail	0.5	0.9	0.6	1.1
Total	100.0%	206.8%	100.0%	189.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2021	December 31, 2020
United States	97.1%	99.3%
Canada	2.9	0.7
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,209,467	Discounted cash flows	Discount Rate	5.9% - 21.3%	8.6%
Equity
Preferred Stock	$5,966	Comparable multiples	EV/EBITDA(6)	10.1x - 22.5x	15.2x
	$1,961	Comparable multiples	EV/Revenue	—	6.0x
Common Stock	$3,723	Comparable multiples	EV/EBITDA(6)	10.1x - 17.8x	15.3x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$721,563	Discounted cash flows	Discount Rate	6.0% - 16.6%	8.6%
Equity
Preferred Stock	$1,891	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	12.6x
Common Stock	$357	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	9.6x

(1)

As of June 30, 2021, included within Level 3 assets of $1,460,250 is an amount of $239,133 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,209,467 or 83.7% of Level 3 bank loans, corporate debt, and other debt obligations.

(2)

As of December 31, 2020, included within Level 3 assets of $1,108,698 is an amount of $384,887 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $721,563 or 65.3% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$59,122	$1,444,310	$1,503,432	$—	$50,348	$1,104,625	$1,154,973
2nd Lien/Senior Secured Debt	—	15,438	—	15,438	—	—	—	—
Preferred Stock	—	—	12,217	12,217	—	—	3,716	3,716
Common Stock	—	—	3,723	3,723	—	—	357	357
Total	$—	$74,560	$1,460,250	$1,534,810	$—	$50,348	$1,108,698	$1,159,046

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2021
1st Lien/Senior Secured Debt	$1,104,625	$489,396	$29	$6,770	$(142,571)	$4,775	$—	$(18,714)	$1,444,310	$7,487
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	3,716	8,007	—	494	—	—	—	—	12,217	494
Common Stock	357	2,300	—	1,066	—	—	—	—	3,723	1,066
Total assets	$1,108,698	$499,703	$29	$8,330	$(142,571)	$4,775	$—	$(18,714)	$1,460,250	$9,047
For the Six Months Ended June 30, 2020
1st Lien/Senior Secured Debt	$399,513	$199,757	$—	$(20,559)	$(25,412)	$1,029	$—	$(7,655)	$546,673	$(20,638)
Total assets	$399,513	$199,757	$—	$(20,559)	$(25,412)	$1,029	$—	$(7,655)	$546,673	$(20,638)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2021, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 180% and 212%.

The Company’s outstanding debt was as follows:

	June 30, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$456,000	$125,050	$330,950	$500,000	$102,300	$397,700
JPM Revolving Credit Facility(2)(3)	750,000	149,881	600,121	250,000	100,000	150,000
Total debt	$1,206,000	$274,931	$931,071	$750,000	$202,300	$547,700

(1)	Provides, under certain circumstances, a total borrowing capacity of $456,000.
(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2021, the Company had outstanding borrowings denominated in USD of $600,001 and in Canadian Dollars (“CAD”) of 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $150,000 and in CAD of 0.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2021 and for the year ended December 31, 2020 were 2.95% and 2.84% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2021 and for the year ended December 31, 2020 was $742,179 and $225,376.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021 and June 28, 2021. Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $456,000 as of June 30, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

Costs of $4,773 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of June 30, 2021 and December 31, 2020, outstanding deferred financing costs were $1,070 and $1,290.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$2,546	$1,126	$5,094	$2,864
Facility fees	65	212	131	391
Amortization of financing costs	562	402	1,486	791
Total	$3,173	$1,740	$6,711	$4,046
Weighted average interest rate	2.59%	2.76%	2.60%	3.26%
Average outstanding balance	$394,346	$163,837	$394,755	$176,692

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on February 12, 2021, March 5, 2021 and June 25, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2021, the total commitments under the JPM Revolving Credit Facility were $750,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to six months extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $6,197 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2021 and December 31, 2020, outstanding deferred financing costs were $5,569 and $2,720, respectively.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$3,760	N/A	$5,779	N/A
Facility fees	262	N/A	458	N/A
Amortization of financing costs	275	N/A	472	N/A
Total	$4,297	N/A	$6,709	N/A
Weighted average interest rate	3.35%	N/A	3.35%	N/A
Average outstanding balance	$450,672	N/A	$347,423	N/A
7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$737,906	50%	$1,475,812	$848,592	43%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
1st Lien/Senior Secured Debt
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/21	$1,930	$3,926	$(29)	$(128)
WebPT, Inc.	08/28/21	1,588	1,588	(32)	(48)
Bullhorn, Inc.	10/01/21	635	635	(6)	(10)
Zarya Intermediate, LLC (dba iOFFICE)	10/27/21	24,843	—	—	—
HowlCO LLC (dba Lone Wolf)	11/10/21	5,576	—	(112)	—
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	175	175	(3)	(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	122	122	(2)	(4)
Elemica Parent, Inc.	12/31/21	350	350	(9)	(11)
Diligent Corporation	02/04/22	5,108	5,108	51	(115)
MRI Software LLC	02/10/22	7,950	22,200	(20)	(648)
MRI Software LLC	02/10/22	469	469	(1)	(14)
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	8,406	5,646	(126)	(141)
Thrasio, LLC	06/18/22	6,447	—	—	—
Purfoods, LLC	08/12/22	8,200	16,400	—	(246)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	09/10/22	2,759	—	(62)	—
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	7,032	7,032	(70)	(70)
Aria Systems, Inc.	12/30/22	3,780	—	—	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/27/23	1,028	—	(28)	—
Sweep Purchaser LLC	02/12/23	5,075	—	(51)	—
Sunstar Insurance Group, LLC	03/31/23	340	—	(3)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	04/21/23	3,460	—	(95)	—
CORA Health Holdings Corp	06/15/23	8,092	—	(121)	—
PT Intermediate Holdings III, LLC (dba Parts Town)	06/29/23	2,219	—	(28)	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/23	11,111	—	(86)	—
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/24/24	400	750	(3)	(6)
WebPT, Inc.	08/28/24	926	926	(19)	(28)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/24	2,702	—	(47)	—
Apptio, Inc.	01/10/25	462	769	—	(12)
ConnectWise, LLC	02/28/25	1,441	1,152	(11)	(12)
Mailgun Technologies, Inc.	03/26/25	1,263	1,263	—	—
CorePower Yoga LLC	05/14/25	633	—	(101)	—
Riverpoint Medical, LLC	06/21/25	1,806	1,806	—	(45)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,749	1,749	(35)	(35)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	2,186	2,186	(87)	(142)
WorkForce Software, LLC	07/31/25	980	980	(15)	(15)
Diligent Corporation	08/04/25	3,503	1,684	35	(38)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	2,361	2,361	(35)	(77)
Elemica Parent, Inc.	09/18/25	189	84	(5)	(3)
CST Buyer Company (dba Intoxalock)	10/03/25	1,291	1,291	(13)	(29)
Acquia, Inc.	10/31/25	1,779	1,933	(27)	(34)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	1,320	1,320	(20)	(33)
Eptam Plastics, Ltd.	12/06/25	1,092	136	(19)	(3)
One GI LLC	12/22/25	2,300	2,300	(40)	(46)
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	7,000	7,000	(175)	(186)
Prophix Software Inc.(dba Pound Bidco)	01/30/26	3,118	—	(62)	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	4,149	4,150	(62)	(83)
MRI Software LLC	02/10/26	1,143	1,143	(3)	(33)
Instructure Holdings	03/24/26	3,690	3,690	(28)	(37)
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	3,418	3,418	—	(77)
Superman Holdings, LLC (dba Foundation Software)	08/31/26	5,134	5,134	—	(128)
Bullhorn, Inc.	09/30/26	693	693	(7)	(10)
Sunstar Insurance Group, LLC	10/09/26	2,496	2,496	(25)	(50)
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,059	1,160	(16)	(17)
Sweep Purchaser LLC	11/30/26	3,781	4,201	(38)	(84)
Blacksmith Applications, Inc.	12/02/26	1,900	1,900	(28)	(43)
Helios Buyer, Inc. (dba Heartland)	12/15/26	1,090	2,097	(11)	(42)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	2,812	2,812	(28)	(56)
StarCompliance Intermediate, LLC	01/12/27	2,300	—	(46)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,400	—	(48)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/29/27	2,337	—	(64)	—

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	03/10/27	$935	$—	$(21)	$—
Pluralsight, Inc	04/06/27	4,600	—	(92)	—
ESO Solutions, Inc	05/03/27	8,467	—	—	—
ESO Solutions, Inc	05/03/27	3,292	—	(66)	—
Rodeo Buyer Company (dba Absorb Software)	05/25/27	3,065	—	(61)	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	31,615	—	—	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	3,463	—	—	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	2,612	—	—	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/27	36,748	—	—	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/27	4,410	—	—	—
One GI LLC	6/22/2021	—	20,004	—	(200)
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/2/2021	—	3,752	—	(28)
Eptam Plastics, Ltd.	12/6/2021	—	2,729	—	(55)
Elemica Parent, Inc.	12/15/2021	—	1,396	—	(42)
Helios Buyer, Inc. (dba Heartland)	6/15/2022	—	7,390	—	(37)
Thrasio, LLC	6/18/2022	—	9,250	—	(116)
Villa Bidco Inc (dba Authority Brands)	9/12/2022	—	6,843	—	(137)
Sunstar Insurance Group, LLC	10/9/2022	—	7,736	—	(155)
Sweep Purchaser LLC	11/30/2022	—	8,403	—	(84)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	—	1,374	—	(27)
Capitol Imaging Acquisition Corp.	10/1/2025	—	8,024	—	(160)
Granicus, Inc.	8/21/2026	—	2,183	—	(44)
Wellness AcquisitionCo, Inc. (dba SPINS)	1/20/2027	—	2,352	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)	1/20/2027	—	18,228	—	—
Total 1st Lien/Senior Secured Debt		$292,805	$225,899	$(2,156)	$(3,926)
Total		$292,805	$225,899	$(2,156)	$(3,926)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Financial Condition.

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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2021
June 28, 2021	1,126,459	$110,686
Total capital drawdowns	1,126,459	$110,686
For the Six Months Ended June 30, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
April 24, 2020	312,920	28,892
Total capital drawdowns	2,068,576	$203,563

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82
May 5, 2021	July 5, 2021	July 30, 2021	$2.64

For the Six Months Ended June 30, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
May 5, 2020	July 6, 2020	July 31, 2020	$1.67

9.	EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net increase (decrease) in Members’ Capital from operations	$19,482	$16,812	$36,599	$(10,222)
Weighted average Units outstanding	6,464,651	4,302,763	6,446,186	3,498,076
Basic and diluted earnings (loss) per unit	$3.01	$3.91	$5.68	$(2.92)

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Per Unit Data:(1)
NAV, beginning of period	$95.37	$98.53
Net investment income (loss)	4.07	3.63
Net realized and unrealized gains (losses)(2)	1.63	(5.91)
Income tax provision, realized and unrealized gains	-	-
Net increase (decrease) in net assets from operations(2)	$5.70	$(2.28)
Distributions declared from net investment income	(2.82)	(1.44)
Total increase (decrease) in net assets	$2.88	$(3.72)
NAV, end of period	$98.25	$94.81
Units outstanding, end of period	7,553,974	4,381,853
Weighted average units outstanding	6,446,186	3,498,076
Total return based on NAV(3)	5.98%	(2.31)%
Supplemental Data/Ratio (4):
Members’ Capital, end of period	$742,211	$415,422
Ratio of net expenses to average Members’ Capital	8.43%	4.87%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.25%	2.39%
Ratio of interest and other debt expenses to average Members’ Capital	4.31%	2.49%
Ratio of incentive fees to average Members’ Capital	1.87%	—%
Ratio of total expenses to average Members’ Capital	8.43%	4.87%
Ratio of net investment income to average Members’ Capital	10.33%	7.96%
Portfolio turnover	13%	5%

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

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 30, 2021, the Company paid net investment income distribution for the period April 1, 2021 to June 30, 2021 of $19,915, or $2.64 per unit to Unitholders of record as of July 5, 2021.

On August 4, 2021, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2021 through September 30, 2021, payable on or about October 28, 2021 to Unitholders of record as of October 5, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2021, we have originated $2.09 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

During the second quarter of 2021, the economic recovery gained significant traction in countries in which comprehensive vaccination programs have led to the lifting of health and safety restrictions, such as the U.S. and China. However, other countries encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, such as the speed and extent of further vaccine distribution and the impact of the Delta variant or other variants that might arise, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The potential exists for the Delta variant or other variants to impede the global economic recovery and we continue to closely monitor our exposures to industries that would be most negatively impacted by a resurgence in the COVID-19 pandemic.

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Given the geographic variation in the spread of, and responses to, COVID-19, Goldman Sachs’ approach to transitioning employees back to the office is tailored to the circumstances of each location, and it evolves as the specific conditions and requirements of each location change. Going forward, Goldman Sachs will look to re-open more locations consistent with the local health and safety guidelines of each city in which it operates. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 180% and 212%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,507.08	$1,503.43	$1,167.69	$1,154.97
Second Lien/Senior Secured Debt	15.74	15.44	—	—
Preferred Stock	11.65	12.22	3.65	3.72
Common Stock	2.30	3.72	—	0.36
Total Investments	$1,536.77	$1,534.81	$1,171.34	$1,159.05

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	8.0%	8.0%	8.3%
Second Lien/Senior Secured Debt(2)	9.3	9.9	—	—
Preferred Stock(3)	0.0	0.0	0.0	0.0
Common Stock(3)	0.0	0.0	0.0	0.0
Total Portfolio	7.9%	8.0%	8.0%	8.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of June 30, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 7.9% and 8.0%, as compared to 8.0% and 8.3%, at December 31, 2020.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2021	December 31, 2020
Number of portfolio companies	63	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.4x	5.5x
Weighted average interest coverage(3)	2.7x	2.5x
Median EBITDA(3)	$34.60 million	$30.51 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 27.2% and 28.7% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

	As of
	June 30, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$7.01	0.5%	$52.42	4.5%
Grade 2	1,493.90	97.3	1,039.46	89.7
Grade 3	33.90	2.2	67.17	5.8
Grade 4	—	—	—	—
Total Investments	$1,534.81	100.0%	$1,159.05	100.0%

The decrease in investments with a grade 1 investment performance rating as of June 30, 2021 compared to December 31, 2020 was primarily driven by the repayment of investments with an aggregate fair value of $52.42 million, partially offset by an investment with fair value of $7.01 million being upgraded due to potential exit. The decrease in investments with grade 3 investment performance rating as of June 30, 2021 compared to December 31, 2020 was primarily driven by investments with an aggregate value of $26.00 million being upgraded to grade 2 due to financial improvement and an investment with fair value of $7.01 being upgraded to grade 1 due to potential exit.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,536.77	100.0%	$1,171.34	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,536.77	100.0%	$1,171.34	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2021	June 30, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$350.27	$104.47
Second Lien/Senior Secured Debt	15.73	—
Preferred Stock	4.29	—
Total	$370.29	$104.47
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$64.96	$4.57
Total	$64.96	$4.57
Net increase (decrease) in portfolio	$305.33	$99.90
Number of new portfolio companies with new investment commitments	8	4
Total new investment commitment amount in new portfolio companies	$295.62	$104.44
Average new investment commitment amount in new portfolio companies	$36.95	$26.11
Number of existing portfolio companies with new investment commitments	9	1
Total new investment commitment amount in existing portfolio companies	$74.68	$0.03
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.1%	9.2%
Weighted average yield on new investment commitments(5)	8.0%	9.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.0%	7.0%
Weighted average yield on investments sold or repaid(7)	7.0%	7.0%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in millions)
Total investment income	$30.94	$11.12	$58.42	$20.88
Net expenses	(15.43)	(3.86)	(32.20)	(8.19)
Net investment income	15.51	7.26	26.22	12.69
Net realized gain (loss) on investments	0.03	—	0.03	—
Net realized gain (loss) on foreign currency transactions	— (1)	—	—(1)	—
Net unrealized appreciation (depreciation) on investments	3.99	9.55	10.34	(22.91)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.05)	—	0.01	—
Net increase (decrease) in Members’ Capital from operations	$19.48	$16.81	$36.60	$(10.22)

(1)   Amount rounds to less than $0.01 million.

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021		June 30, 2020	June 30, 2021		June 30, 2020
	($ in millions)
Interest	$30.46		$10.99	$57.42		$20.61
Dividend income	—	(1)	0.02	—	(1)	0.03
Other income	0.48		0.11	1.00		0.24
Total investment income	$30.94		$11.12	$58.42		$20.88
(1)	Amount rounds to less than $0.01 million.

In the table above:

•

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $10.99 million for the three months ended June 30, 2020 to $30.46 million for the three months ended June 30, 2021. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $598.84 million as of June 30, 2020 to $1,536.77 million as of June 30, 2021. Included in interest for the three months ended June 30, 2021 and June 30, 2020 is $0.08 million and $0.00 million in prepayment premiums and $0.94 million and $0.08 million in accelerated accretion of upfront loan origination fees.

•

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $20.61 million for the six months ended June 30, 2020 to $57.42 million for the six months ended June 30, 2021. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $598.84 million as of June 30, 2020 to $1,536.77 million as of June 30, 2021. Included in interest for the six months ended June 30, 2021 and June 30, 2020 is $0.54 million and $0.00 million in prepayment premiums and $2.56 million and $0.32 million in accelerated accretion of upfront loan origination fees.

•

Other income increased from $0.11 million and $0.24 million for the three and six months ended June 30, 2020 to $0.48 million and $1.00 million for the three and six months ended June 30, 2021. The increase is primarily due to an increase in commitment fee and loan administration fees from our portfolio companies driven by the increase in our invested balance.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in millions)
Interest and other debt expenses	$7.47	$1.74	$13.42	$4.05
Management fees	2.58	1.47	4.93	2.61
Incentive fees	4.41	—	11.76	—
Offering costs	—	0.04	—	0.46
Professional fees	0.30	0.16	0.78	0.28
Directors’ fees	0.09	0.09	0.18	0.17
Other general and administrative expenses	0.58	0.36	1.13	0.62
Total expenses	$15.43	$3.86	$32.20	$8.19

In the table above:

•

Interest and other debt expenses increased from $1.74 million for the three months ended June 30, 2020 to $7.47 million for the three months ended June 30, 2021. This was primarily due to an increase in the average aggregate daily borrowings from $163.84 million to $845.02 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 2.76% to 2.99%.

•

Interest and other debt expenses increased from $4.05 million for the six months ended June 30, 2020 to $13.42 million for the six months ended June 30, 2021. This was primarily due to an increase in the average aggregate daily borrowings from $176.69 million to $742.18 million, partially offset by a decrease in the weighted average interest rate for the Revolving Credit Facilities from 3.25% to 2.95%.

•

Management Fees increased from $1.47 million and $2.61 million for the three and six months ended June 30, 2020 to $2.58 million and $4.93 million for the three and six months ended June 30, 2021 primarily driven by an increase in the size of our portfolio.

•	We accrued an unvested Incentive Fee of $4.41 million and $11.76 million for the three and six months ended June 30, 2021 based on the inception to date results of operations.
•

Professional fees and other general and administrative expenses increased from $0.61 million and $1.07 million for the three and six months ended June 30, 2020, to $0.97 million and $2.09 million for the three months ended June 30, 2021 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2021		June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
HowlCO LLC (dba Lone Wolf)	$0.03		$—	$0.03	$—
Other	(0.00)	(1)	—	—	—
Net realized gain (loss)	$0.03		$—	$0.03	$—

(1)   Amount rounds to less than $(0.01) million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	($ in millions)
Unrealized appreciation	$6.68	$10.03	$15.29	$0.40
Unrealized depreciation	(2.69)	(0.48)	(4.95)	(23.31)
Net change in unrealized appreciation (depreciation) on investments	$3.99	$9.55	$10.34	$(22.91)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	($ in millions)
Portfolio Company:
Other, net(1)	$3.24	$6.48
Thrasio, LLC	0.60	0.47
Superman Holdings, LLC (dba Foundation Software)	0.48	1.07
Purfoods, LLC	0.46	0.64
Capitol Imaging Acquisition Corp.	0.46	0.43
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.42	0.69
MRI Software LLC	0.14	1.24
Wrike, Inc.	-	(0.37)
Diligent Corporation	(0.01)	0.86
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.03)	0.88
Project Eagle Holdings, LLC (dba Exostar)	(0.04)	0.92
HowlCO LLC (dba Lone Wolf)	(0.23)	(0.34)
Zep Inc.	(0.30)	(0.30)
MedeAnalytics, Inc.	(0.39)	0.73
Convene 237 Park Avenue, LLC (dba Convene)	(0.40)	(2.86)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	(0.41)	(0.20)
Total	$3.99	$10.34

(1)

For the three and six months ended June 30, 2021, other, net includes gross unrealized appreciation of $4.12 million and $7.37 million, and gross unrealized depreciation of $(0.88) million and $(0.89) million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2021 continued to be impacted by improved economic indicators as a result of the rebound experienced from the COVID-19 pandemic, which was partially offset by the underperformance of Convene 237 Park Avenue, LLC (dba Convene).

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	($ in millions)
Portfolio Company:
Other, net(1)	$2.93	$(6.33)
Selectquote, Inc.	1.49	0.22
MRI Software LLC	1.45	(0.74)
PT Intermediate Holdings III, LLC (dba Parts Town)	1.23	(1.84)
Viant Medical Holdings, Inc.	0.86	(1.38)
ConnectWise, LLC	0.74	(0.58)
CST Buyer Company (dba Intoxalock)	0.58	(2.34)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.42	(2.06)
VRC Companies, LLC (dba Vital Records Control)	0.27	0.12
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	-	(0.90)
Clarkson Eyecare, LLC (dba EyeCare Partners)	-	0.06
CFS Management, LLC (dba Center for Sight Management)	(0.02)	(0.32)
Picture Head Midco LLC	(0.03)	(1.64)
Convene 237 Park Avenue, LLC (dba Convene)	(0.03)	(4.54)
iCIMS, Inc.	(0.08)	(0.08)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)	(0.26)	(0.56)
Total	$9.55	$(22.91)

(1)

For the three and six months ended June 30, 2020, other, net includes gross unrealized appreciation of $2.99 million and $0.00 million, and gross unrealized depreciation of $(0.06) million and $(6.33) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2020 was impacted by the COVID-19 pandemic.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 180% and 212%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2021			December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$737.91	50%	$1,475.81	$848.59	43%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2021
June 28, 2021	1,126,459	$110.69
Total capital drawdowns	1,126,459	$110.69
For the Six Months Ended June 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
Total capital drawdowns	2,068,576	$203.56

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$330.95	$330.95	$—	$—	$—
JPM Revolving Credit Facility(1)	$600.12	$—	$—	$600.12	$—
(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2021, the Company had outstanding borrowings denominated in USD of $600.00 million and in Canadian Dollars (“CAD”) of 0.15 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021 and June 28, 2021.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $456.00 million as of June 30, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on February 12,2021, March 5, 2021 and June 25, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2021, the total commitments under the JPM Revolving Credit Facility were $750.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $800.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$292.81	$225.90
Total	$292.81	$225.90

We had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$737.91	50%

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

RECENT DEVELOPMENTS

On July 30, 2021, we paid net investment income distribution for the period April 1, 2021 to June 30, 2021 of $19.92 million, or $2.64 per unit to Unitholders of record as of July 5, 2021.

On August 4, 2021, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period July 1, 2021 through September 30, 2021, payable on or about October 28, 2021 to Unitholders of record as of October 5, 2021.

On August 4, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 2021. Joseph DiMaria has served as Interim Chief Financial Officer and Interim Treasurer since March 2021, and will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with the Company.

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

As of June 30, 2021 and December 31, 2020, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$26.69	$(22.89)	$3.80
Up 200 basis points	14.06	(15.26)	(1.20)
Up 100 basis points	1.67	(7.63)	(5.96)
Up 75 basis points	0.06	(5.72)	(5.66)
Up 50 basis points	0.04	(3.82)	(3.78)
Up 25 basis points	0.02	(1.91)	(1.89)
Down 25 basis points	(0.01)	0.97	0.96
Down 50 basis points	(0.02)	0.97	0.95
Down 75 basis points	(0.02)	0.97	0.95
Down 100 basis points	(0.02)	0.97	0.95
Down 200 basis points	(0.03)	0.97	0.94
Down 300 basis points	(0.03)	0.97	0.94

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Comprehensive vaccination programs have led to the lifting of health and safety restrictions in some countries, such as the U.S. and China. However, other countries have encountered more challenging circumstances as a result of slower distribution of vaccines and the spread of new variants, most notably the Delta variant. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. The potential exists for the Delta variant or other variants of COVID-19 to impede the global economic recovery and may exacerbate geographic differences in the spread of, and response to, COVID-19. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-

in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2021
June 28, 2021	1,126,459	$110.69
Total capital drawdowns	1,126,459	$110.69
For the Six Months Ended June 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
Total capital drawdowns	2,068,576	$203.56

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 4, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 2021. Joseph DiMaria has served as Interim Chief Financial Officer and Interim Treasurer since March 2021, and will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with the Company.

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

10.1

Second Commitment Increase Request, dated as of June 25, 2021, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as its designated Manager, JPMorgan Chase Bank, National Association as lender, and JPMorgan Chase Bank, National Association as administrative agent for the lenders thereunder.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 5, 2021	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)