Form 10-Q
period 2021-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2021-11-04
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of the registrant’s limited liability company common units outstanding as of November 4, 2021 was 10,296,662.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2020 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,912,698 and $1,171,340)	$1,914,911	$1,159,046
Cash	121,389	8,709
Receivable for investments sold	643	191
Receivable for common units sold	3,696	—
Interest and dividends receivable	14,483	7,148
Deferred financing costs	7,465	4,010
Other assets	590	564
Total assets	$2,063,177	$1,179,668
Liabilities
Debt	$1,021,718	$547,700
Interest and other debt expenses payable	6,515	1,821
Management fees payable	3,306	2,248
Incentive fees payable	16,260	—
Payable for investments purchased	203	30
Distribution payable	—	13,798
Accrued offering costs	—	218
Directors’ fees payable	92	5
Accrued expenses and other liabilities	1,636	828
Total liabilities	$1,049,730	$566,648
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,296,662 and 6,427,515 units issued and outstanding as of September 30, 2021 and December 31, 2020)	1,001,823	625,491
Distributable earnings	11,624	(12,471)
Total members’ capital	$1,013,447	$613,020
Total liabilities and members’ capital	$2,063,177	$1,179,668
Net asset value per unit	$98.42	$95.37

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$38,577	$14,567	$96,004	$35,175
Other income	591	869	1,590	1,108
From non-controlled affiliated investments:
Dividend income	—	—	—	31
Total investment income	$39,168	$15,436	$97,594	$36,314
Expenses:
Interest and other debt expenses	$9,109	$1,839	$22,529	$5,885
Management fees	3,306	1,877	8,240	4,483
Incentive fees	4,501	—	16,260	—
Offering costs	—	220	—	677
Professional fees	262	191	1,046	473
Directors’ fees	91	93	271	272
Other general and administrative expenses	543	398	1,668	1,019
Total expenses	$17,812	$4,618	$50,014	$12,809
Net investment income	$21,356	$10,818	$47,580	$23,505

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$93	$—	$122	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	4,173	8,663	14,508	(14,246)
Net realized and unrealized gains (losses)	$4,266	$8,663	$14,630	$(14,246)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(117)	(70)	(106)	(70)
Net increase in members’ capital from operations	$25,505	$19,411	$62,104	$9,189
Weighted average units outstanding	8,437,071	5,463,738	7,117,107	4,158,080
Net investment income per unit (basic and diluted)	$2.53	$1.98	$6.69	$5.65
Earnings per unit (basic and diluted)	$3.02	$3.55	$8.73	$2.21

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Members’ capital at beginning of period	$742,211	$415,422	$613,020	$227,925
Increase in members’ capital from operations:
Net investment income	$21,356	$10,818	$47,580	$23,505
Net realized gain	93	—	122	—
Net change in unrealized appreciation (depreciation)	4,173	8,663	14,508	(14,246)
(Provision) benefit for unrealized appreciation/depreciation on investments	(117)	(70)	(106)	(70)
Net increase in members’ capital from operations	$25,505	$19,411	$62,104	$9,189
Distributions to unitholders from:
Distributable earnings	$(19,915)	$(7,300)	$(38,009)	$(13,144)
Total distributions to unitholders	$(19,915)	$(7,300)	$(38,009)	$(13,144)
Capital transactions:
Issuance of units	$265,646	$156,758	$376,332	$360,321
Net increase in members’ capital from capital transactions	$265,646	$156,758	$376,332	$360,321
Total increase in members’ capital	$271,236	$168,869	$400,427	$356,366
Members’ capital at end of period	$1,013,447	$584,291	$1,013,447	$584,291
Distributions declared per unit	$2.64	$1.67	$5.46	$3.11

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital from operations:	$62,104	$9,189
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,027,118)	(416,779)
Payment-in-kind interest capitalized	(3,636)	(74)
Proceeds from sales of investments and principal repayments	297,851	31,277
Net realized (gain) loss on investments	(122)	—
Net change in unrealized (appreciation) depreciation on investments	(14,508)	14,246
Amortization of premium and accretion of discount, net	(8,310)	(1,702)
Amortization of deferred financing costs	2,655	1,231
Amortization of deferred offering costs	—	677
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(452)	(281)
(Increase) decrease in receivable for common units sold	(3,696)	148
(Increase) decrease in interest and dividends receivable	(7,335)	(2,998)
(Increase) decrease in other assets	(26)	(604)
Increase (decrease) in interest and other debt expenses payable	4,870	59
Increase (decrease) in management fees payable	1,058	1,199
Increase (decrease) in incentive fees payable	16,260	—
Increase (decrease) in payable for investments purchased	173	—
Increase (decrease) in directors’ fees payable	87	90
Increase (decrease) in accrued expenses and other liabilities	808	829
Net cash provided by (used for) operating activities	$(679,337)	$(363,493)
Cash flows from financing activities:
Proceeds from issuance of common units	$376,332	$360,321
Offering costs paid	(240)	(291)
Distributions paid	(51,807)	(17,729)
Financing costs paid	(6,286)	(2,979)
Borrowings on debt	1,419,168	424,800
Repayments of debt	(945,150)	(359,100)
Net cash provided by (used for) financing activities	$792,017	$405,022
Net increase (decrease) in cash	112,680	41,529
Cash, beginning of period	8,709	6,605
Cash, end of period	$121,389	$48,134
Supplemental and non-cash activities
Interest expense paid	$14,010	$4,105

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)		Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 185.53%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.50%	L + 5.50%	1.00%	11/06/26		$8,655	$8,542	$8,525	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.95%	CDN P + 4.50%		11/06/26	CAD	128	101	95	(1) (2) (3)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.50%	1.00%	11/06/26		1,059	(14)	(16)	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,145	2,134	2,134	(2) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		14,853	14,514	14,519	(2) (3)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		1,100	140	140	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		2,759	(31)	(62)	(2) (3) (4)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		24,940	24,493	24,566	(2) (3) (5)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		1,933	123	126	(2) (3) (4) (5)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		26,813	26,116	26,813	(2) (5)
Apptio, Inc.	IT Services		L + 7.25%	1.00%	01/10/25		769	285	308	(2) (4) (5)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26		29,120	28,562	28,538	(3)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26		4,160	420	416	(3) (4)
AQ Helios Buyer, Inc. (aka SurePoint)	Software		L + 7.00%	1.00%	07/01/26		10,510	—	—	(3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		15,062	14,846	14,874	(2) (3)
Aria Systems, Inc.	Diversified Financial Services		L + 7.00%	1.00%	06/30/26		3,780	—	(47)	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		39,908	—	—	(3) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		9,977	—	—	(3) (4)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		3,991	—	—	(3) (4)
Broadway Technology, LLC	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26		24,079	23,657	23,597	(2) (3)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		13,736	13,524	13,599	(2) (3) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		635	626	629	(2) (3) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		285	281	282	(2) (3) (5)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		227	224	225	(2) (3) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		693	(10)	(7)	(2) (3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		40,334	39,640	39,930	(2) (3)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		L + 6.50%	1.00%	10/01/25		9,170	(149)	(92)	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		16,654	16,488	16,446	(2) (3) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		1,785	1,774	1,762	(2) (3) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		4,563	1,312	1,312	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		18,407	12,151	12,375	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		10,296	10,079	10,296	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		10,267	10,096	10,267	(2) (3) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25		4,323	4,249	4,323	(2) (3) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25		1,320	(18)	—	(2) (3) (4) (5)
CivicPlus LLC	Software	7.00%	L + 6.25%	0.75%	08/24/27		5,700	5,588	5,586	(3)
CivicPlus LLC	Software		L + 6.25%	0.75%	08/24/27		537	(11)	(11)	(3) (4)
CivicPlus LLC	Software		L + 6.25%	0.75%	08/24/27		2,680	(26)	(27)	(3) (4)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24		29,294	28,951	22,850	(2) (3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development	11.00%	L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24		8,616	8,509	6,721	(2) (3) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	$20,663	$20,367	$20,405	(2) (3)
CORA Health Holdings Corp	Health Care Providers & Services		L + 5.75%	1.00%	06/15/27	8,092	(58)	(101)	(2) (3) (4)
Cordeagle US Finco, Inc. (aka Condeco)	Software	7.75%	L + 6.75%	1.00%	07/30/27	14,545	14,261	14,254	(1) (3)
Cordeagle US Finco, Inc. (aka Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,238	(44)	(45)	(1) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	8.00%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	9,259	9,156	7,708	(2) (3) (5)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	633	(7)	(106)	(2) (3) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/03/25	16,838	16,649	16,754	(2) (3) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	10/27/25	13,855	13,589	13,786	(2) (3)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 6.00%	1.00%	10/03/25	1,291	(14)	(6)	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/28/28	19,658	19,270	19,265	(3)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/26/27	1,552	(31)	(31)	(3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/28/28	6,725	(66)	(67)	(3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	20,872	20,457	21,028	(2) (3) (5)
Diligent Corporation	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25	12,935	12,818	12,838	(2) (3)
Diligent Corporation	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25	8,786	8,708	8,720	(2) (3)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	5,106	1,002	1,139	(2) (3) (4) (5)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,503	(49)	26	(2) (3) (4) (5)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	3,556	3,494	3,468	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	1,389	1,353	1,354	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	695	681	677	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	519	506	506	(2) (3)
Elemica Parent, Inc.	Chemicals	7.00%	L + 6.00%	1.00%	09/18/25	470	255	251	(2) (3) (4)
Elemica Parent, Inc.	Chemicals		L + 6.00%	1.00%	09/18/25	350	(4)	(9)	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	6,318	6,248	6,239	(2) (3) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,972	2,923	2,934	(2) (3)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,722	2,689	2,688	(2) (3) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	531	529	(2) (3) (4) (5)
ESO Solutions, Inc	Health Care Technology	8.00%	L + 7.00%	1.00%	05/03/27	36,294	35,603	35,659	(2) (3)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	3,292	(61)	(58)	(2) (3) (4)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	07/22/27	34,262	34,099	34,094	(3)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	07/22/27	3,023	(14)	(15)	(3) (4)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure	6.75%	L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	8,776	8,729	8,732	(2) (5)
FWR Holding Corporation (dba First Watch Restaurants)	Hotels, Restaurants & Leisure		L + 5.75% (incl. 0.25% PIK)	1.00%	08/21/23	122	(1)	(1)	(2) (4) (5)
Gainsight, Inc.	Software	7.00%	L + 6.25%	0.75%	07/30/27	27,600	27,128	27,117	(3)
Gainsight, Inc.	Software		L + 6.25%	0.75%	07/30/27	4,830	(82)	(85)	(3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	13,895	13,659	13,652	(2) (3)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.00%	L + 7.00%	2.00%	06/24/25	2,606	2,388	2,385	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		L + 7.00%	2.00%	06/24/25	1,749	(29)	(31)	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.25%	L + 6.25%	1.00%	01/29/27	26,642	26,033	25,976	(3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.00%	L + 6.00%	1.00%	01/29/27	3,460	2,036	2,003	(3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.25%	1.00%	01/29/27	$2,337	$(31)	$(58)	(3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.00%	L + 7.00%	1.00%	02/05/26	34,208	33,611	34,294	(2) (3)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	33,643	33,126	33,138	(2) (3) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.50%	L + 6.50%	1.00%	02/05/26	4,486	271	269	(2) (3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	8,938	8,807	8,871	(3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	7,467	7,355	7,411	(3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	631	628	627	(3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/22/26	914	(13)	(7)	(3) (4)
Heartland Home Services	Diversified Consumer Services		L + 6.00%	1.00%	12/15/26	13,624	(66)	(136)	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	17,781	17,500	17,603	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,372	7,340	7,298	(2) (3)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.06%	L + 6.00%	1.00%	12/15/26	2,309	1,899	1,917	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	23,370	—	—	(3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	12,776	—	—	(3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,554	—	—	(3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	32,414	31,925	32,090	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,393	10,291	10,289	(1) (2) (3)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	9,943	9,861	9,843	(1) (2) (3)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	26,821	26,548	25,882	(2) (3) (5)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	2,186	(21)	(76)	(2) (3) (4) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,611	22,250	22,611	(2) (3)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,131	21,581	22,131	(2) (5)
iCIMS, Inc.	Software		L + 6.50%	1.00%	09/12/24	369	358	369	(2) (5)
Instructure Holdings	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	03/24/26	29,918	29,623	29,918	(2) (3) (5)
Instructure Holdings	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	03/24/26	6,396	6,198	6,396	(2) (3)
Instructure Holdings	Diversified Consumer Services		L + 5.50%	1.00%	03/24/26	3,690	(35)	—	(2) (3) (4) (5)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	39,800	38,921	39,502	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	19,892	19,623	19,892	(2) (3) (5)
Mailgun Technologies, Inc.	Interactive Media & Services	6.00%	L + 5.00%	1.00%	03/26/25	18,761	18,414	18,761	(2) (3)
Mailgun Technologies, Inc.	Interactive Media & Services		L + 5.00%	1.00%	03/26/25	1,263	—	—	(2) (3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	40,758	39,697	40,146	(2) (3)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	66,589	59,103	59,096	(3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	5,374	(107)	(107)	(3) (4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	23,025	22,670	22,938	(5)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,385	16,260	16,324	(5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	286	(4)	(1)	(4) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,143	(8)	(4)	(4) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,840	(60)	(7)	(4) (5)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	21,245	20,871	21,245	(2) (3)
One GI LLC	Health Care Providers & Services	8.00%	L + 7.00%	1.00%	12/22/25	8,833	8,680	8,833	(2) (3)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
One GI LLC	Health Care Providers & Services		L + 7.00%	1.00%	12/22/25	$2,300	$(39)	$—	(2) (3) (4)
Picture Head Midco LLC	Entertainment	8.25%	L + 7.25% (incl. 0.50% PIK)	1.00%	08/31/23	19,755	19,466	18,817	(2) (3) (5)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	68,747	67,449	67,372	(2) (3)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	4,600	(85)	(92)	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	17,077	16,741	16,735	(3)
Premier Care Dental Management, LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/05/28	9,231	(45)	(46)	(3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/05/27	2,769	(54)	(55)	(3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	16,404	16,237	16,158	(2) (3) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	4,580	4,520	4,511	(2) (3)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	7.75%	L + 6.75%	1.00%	07/06/26	40,606	39,756	39,794	(3) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	3,418	(68)	(68)	(3) (4) (5)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	17,147	16,843	17,147	(1) (2) (3)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,118	(54)	—	(1) (2) (3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.50%	L + 5.50%	1.00%	10/15/25	18,365	18,297	18,319	(3) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	1.00%	10/15/25	1,115	(5)	(3)	(3) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	24,354	23,892	24,354	(2) (3) (5)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	16,400	7,955	8,200	(2) (3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	13,704	13,533	13,533	(2) (3)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	5.50%	L + 4.50%	1.00%	06/21/25	9,710	9,654	9,588	(2) (3) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 4.50%	1.00%	06/21/25	1,806	(6)	(23)	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.25%	L + 6.25%	1.00%	05/25/27	19,155	18,790	18,771	(1) (2) (3)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,065	(58)	(61)	(1) (2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	14,400	14,140	14,112	(2) (3)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,300	(41)	(46)	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.75%	L + 6.75%	1.00%	07/02/27	37,327	36,766	36,748	(3)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	4,479	(67)	(69)	(3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	11,198	(83)	(87)	(3) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	12,166	11,956	12,044	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	7,702	7,572	7,625	(2) (3)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	340	72	72	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	2,496	(42)	(25)	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.00%	L + 8.00%	1.00%	08/31/27	40,688	39,802	40,688	(2) (3)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	1.00%	08/31/26	5,134	(106)	—	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	26,336	25,870	26,072	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	8,361	8,211	8,277	(2) (3)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	6,704	5,597	5,645	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	7.61%	L + 5.75%	1.00%	11/30/26	4,201	1,272	1,302	(2) (3) (4)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.00%	L + 7.00%	1.00%	08/02/27	37,855	36,862	36,814	(2) (3) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	16,775	16,563	16,523	(2) (3) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		L + 5.75%	1.00%	08/15/25	3,953	3,898	3,893	(2) (3) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.00%	P + 4.75%	1.00%	08/15/25	$2,361	$326	$319	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	27,485	27,105	27,485	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	9,227	9,013	9,227	(2) (3)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	13,604	(68)	—	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	4,610	2,238	2,259	(3) (4)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	2,304	2,260	2,258	(3)
Total Vision LLC	Health Care Providers & Services		L + 5.50%	1.00%	07/15/26	1,150	(22)	(23)	(3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	20,292	19,930	20,089	(2) (3)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	7,032	1,575	1,582	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.25%	1.00%	12/21/26	2,812	(49)	(28)	(2) (3) (4)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,048	18,818	18,953	(3) (5)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	20,700	20,294	20,286	(3)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	2,375	—	—	(3) (4)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	1,979	(39)	(40)	(3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	25,687	25,314	25,302	(3)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	4,292	258	255	(3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		L + 5.50%	0.75%	06/29/27	858	(12)	(13)	(3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	12,701	12,541	12,574	(2) (3) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	1,323	381	384	(2) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	18,554	18,218	18,554	(2) (3)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,400	(43)	-	(2) (3) (4)
WorkForce Software, LLC	Software	6.50%	L + 5.50%	1.00%	07/31/25	11,245	11,065	11,020	(2) (3) (5)
WorkForce Software, LLC	Software		L + 5.50%	1.00%	07/31/25	8,647	8,488	8,474	(2) (3)
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	980	508	503	(2) (3) (4) (5)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	32,260	31,640	31,615	(3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	25,350	24,850	24,843	(3)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,145	(119)	(123)	(3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/21/26	46,540	45,429	45,493	(2) (3)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	8.50%	L + 7.50%	1.00%	12/22/25	7,000	4,509	4,509	(2) (3) (4)
Total 1st Lien/Senior Secured Debt							1,879,773	1,880,218
2nd Lien/Senior Secured Debt 1.52%
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	$15,773	$15,736	$15,418	(3)
Total 2nd Lien/Senior Secured Debt							15,736	15,418

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2021

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Initial Acquisition Date(6)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 1.12%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$3,982	(2) (3) (7)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	4,569	(2) (3) (7)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,004	(2) (3) (7)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	1,807	(2) (3) (7)
Total Preferred Stock				10,745	11,362
Common Stock - 0.78%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,656	$2,709	(2) (3) (7)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,068	(2) (3) (7)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	348	(2) (3) (7)
Total Vision LLC	Health Care Providers & Services	07/15/21	65,714	1,150	1,150	(3) (7)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	08/12/21	2,638	2,638	2,638	(3) (7)
Total Common Stock				6,444	7,913
Total Investments - 188.95%				$1,912,698	$1,914,911

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.24%, 0.16%, 0.13%, 0.11%, 0.08% and 0.07%, respectively. As of September 30, 2021, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€") or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021 the aggregate fair value of these securities is $110,892 or 5.37% of the Company’s total assets.

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
(6)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2021, the aggregate fair value of these securities is $19,275 or 1.90% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 25, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Prepayment premiums	$581	$—	$1,122	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,699	$30	$4,259	$347

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

Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2021 and December 31, 2020, the Company did not have any investments on non-accrual status.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

(4)	Asset Management Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;
(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the Asset Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2021 and December 31, 2020, the Company held $121,389 and $8,709 in cash. Foreign currency of $19 and $0 (acquisition cost of $19 and $0) is included in cash as of September 30, 2021 and December 31, 2020.

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

For the three and nine months ended September 30, 2021, Management Fees amounted to $3,306 and $8,240. As of September 30, 2021, $3,306 remained payable. For the three and nine months ended September 30, 2020, Management Fees amounted to $1,877 and $4,483.

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

For the three and nine months ended September 30, 2021, the Company accrued unvested Incentive Fees of $4,501 and $16,260. As of September 30, 2021, $16,260 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2020, the Company did not accrue unvested Incentive Fees.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2021 and September 30, 2020, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $259 and $705. As of September 30, 2021, $379 remained payable. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $185 and $434.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $39 and $125. As of September 30, 2021, $57 remained payable. For the three and nine months ended September 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $29 and $81.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$182,109	$(182,109)	$—	$—	$—	$—	(3)
Total Non-Controlled Affiliates	$—	$182,109	$(182,109)	$—	$—	$—	$—	(3)
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$385,707	$(385,707)	$—	$—	$—	$32
Total Non-Controlled Affiliates	$—	$385,707	$(385,707)	$—	$—	$—	$32

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

(3)	Amount rounds to less than $1.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2021 and December 31, 2020, there were $422 and $141 included within Accrued expenses and other liabilities, $0 and $176 included within Interest and other expense payable, $0 and $218 included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,879,773	$1,880,218	$1,167,691	$1,154,973
2nd Lien/Senior Secured Debt	15,736	15,418	—	—
Preferred Stock	10,745	11,362	3,649	3,716
Common Stock	6,444	7,913	—	357
Total investments	$1,912,698	$1,914,911	$1,171,340	$1,159,046

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.4%	31.1%	18.6%	35.2%
Health Care Technology	15.0	28.3	13.2	24.9
Health Care Providers & Services	12.9	24.4	11.8	22.3
Professional Services	10.2	19.2	7.0	13.2
Real Estate Mgmt. & Development	9.3	17.5	6.5	12.3
Diversified Consumer Services	5.3	10.0	11.3	21.3
Diversified Financial Services	4.7	8.9	1.1	2.1
Commercial Services & Supplies	3.6	6.8	4.4	8.3
Health Care Equipment & Supplies	2.8	5.4	3.1	5.8
IT Services	2.4	4.5	4.0	7.6
Construction & Engineering	2.2	4.2	3.1	5.9
Aerospace & Defense	2.1	4.0	3.6	6.7
Transportation Infrastructure	2.1	3.9	—	—
Interactive Media & Services	2.0	3.8	1.7	3.3
Internet & Direct Marketing Retail	1.9	3.6	1.2	2.2
Hotels, Restaurants & Leisure	1.8	3.4	3.5	6.7
Independent Power and Renewable Electricity Producers	1.2	2.3	—	—
Chemicals	1.1	2.1	0.4	0.8
Insurance	1.0	1.9	2.0	3.9
Entertainment	1.0	1.9	1.5	2.9
Trading Companies & Distributors	1.0	1.8	1.4	2.6
Road & Rail	—	—	0.6	1.1
Total	100.0%	189.0%	100.0%	189.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2021	December 31, 2020
United States	97.7%	99.3%
Canada	2.3	0.7
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,371,327	Discounted cash flows	Discount Rate	6.3% - 19.4%	8.5%
Equity
Preferred Stock	$9,371	Comparable multiples	EV/EBITDA(6)	10.5x - 26.0x	20.8x
	$1,991	Comparable multiples	EV/Revenue	—	6.4x
Common Stock	$4,125	Comparable multiples	EV/EBITDA(6)	10.9x - 21.3x	18.0x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$721,563	Discounted cash flows	Discount Rate	6.0% - 16.6%	8.6%
Equity
Preferred Stock	$1,891	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	12.6x
Common Stock	357	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	9.6x

(1)

As of September 30, 2021, included within Level 3 assets of $1,841,290 is an amount of $454,476 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,371,327 or 75.3% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$58,203	$1,822,015	$1,880,218	$—	$50,348	$1,104,625	$1,154,973
2nd Lien/Senior Secured Debt	—	15,418	—	15,418	—	—	—	—
Preferred Stock	—	—	11,362	11,362	—	—	3,716	3,716
Common Stock	—	—	7,913	7,913	—	—	357	357
Total	$—	$73,621	$1,841,290	$1,914,911	$—	$50,348	$1,108,698	$1,159,046

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2021
1st Lien/Senior Secured Debt	$1,104,625	$954,158	$51	$10,938	$(236,297)	$7,254	$—	$(18,714)	$1,822,015	$11,749
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Preferred Stock	3,716	8,007	94	550	(1,005)	—	—	—	11,362	590
Common Stock	357	6,444	—	1,112	—	—	—	—	7,913	1,112
Total assets	$1,108,698	$968,609	$145	$12,600	$(237,302)	$7,254	$—	$(18,714)	$1,841,290	$13,451
For the Nine Months Ended September 30, 2020
1st Lien/Senior Secured Debt	$399,513	$398,333	$—	$(12,594)	$(30,216)	$1,662	$—	$(7,816)	$748,882	$(12,654)
Preferred Stock	—	1,823	—	—	—	—	—	—	1,823	—
Common Stock	—	—	—	—	—	—	—	—	—	—
Total assets	$399,513	$400,156	$—	$(12,594)	$(30,216)	$1,662	$—	$(7,816)	$750,705	$(12,654)

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

(2)       Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2021, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6.	DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 199% and 212%.

The Company’s outstanding debt was as follows:

	September 30, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$292,000	$124,000	$168,000	$500,000	$102,300	$397,700
JPM Revolving Credit Facility(2)(3)	1,050,000	196,281	853,718	250,000	100,000	150,000
Total debt	$1,342,000	$320,281	$1,021,718	$750,000	$202,300	$547,700

(1)	Provides, under certain circumstances, a total borrowing capacity of $292,000.
(2)	Provides, under certain circumstances, a total borrowing capacity of $2,000,000.
(3)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2021, the Company had outstanding borrowings denominated in USD of $853,600 and in Canadian Dollars (“CAD”) of 150. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $150,000 and in CAD of 0.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were 3.00% and 2.84% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2021 and for the year ended December 31, 2020 was $836,532 and $225,376.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021 and September 17, 2021. Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $292,000 as of September 30, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

Costs of $4,773 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of September 30, 2021 and December 31, 2020, outstanding deferred financing costs were $752 and $1,290.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$2,037	$1,103	$7,131	$3,967
Facility fees	59	220	190	611
Amortization of financing costs	317	430	1,803	1,221
Total	$2,413	$1,753	$9,124	$5,799
Weighted average interest rate	2.59%	2.36%	2.60%	2.95%
Average outstanding balance	$311,822	$185,961	$366,807	$179,804

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on February 12, 2021, March 5, 2021, June 25, 2021 and August 17, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2021, the total commitments under the JPM Revolving Credit Facility were $1,050,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to six months extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $7,720 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2021 and December 31, 2020, outstanding deferred financing costs were $6,713 and $2,720.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021	September 30, 2020		September 30, 2021	September 30, 2020
Borrowing interest expense	$5,885	$61		$11,664	$61
Facility fees	431	15		889	15
Amortization of financing costs	380	10		852	10
Total	$6,696	$86		$13,405	$86
Weighted average interest rate	3.29%	3.38%	*	3.32%	3.38	%*
Average outstanding balance	$710,341	$94,000	*	$469,725	$94,000	*

* Amount was calculated beginning on September 24, 2020, the date in which the Company entered into the JPM Revolving Credit Facility.

7.COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$472,260	68%	$1,475,812	$848,592	43%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
1st Lien/Senior Secured Debt
GHA Buyer Inc. (dba Cedar Gate)	12/14/21	$175	$175	$(3)	$(2)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/21	122	122	(1)	(4)
Elemica Parent, Inc.	12/31/21	350	350	(9)	(11)
Diligent Corporation	02/04/22	4,005	5,108	30	(115)
MRI Software LLC	02/10/22	286	469	(1)	(14)
MRI Software LLC	02/10/22	1,840	22,200	(7)	(648)
Chronicle Bidco Inc. (dba Lexitas)	04/23/22	6,032	5,646	—	(141)
Volt Bidco, Inc. (aka Power Factors)	08/11/22	2,375	—	—	—
Purfoods, LLC	08/12/22	8,200	16,400	—	(246)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	09/10/22	2,759	—	(62)	—
USN Opco LLC (dba Global Nephrology Solutions)	12/21/22	5,380	7,032	(54)	(70)
VRC Companies, LLC (dba Vital Records Control)	12/29/22	3,972	—	(60)	—
Aria Systems, Inc.	12/30/22	3,780	—	(47)	—
Heartland Home Services	01/30/23	13,624	—	(136)	—
Sweep Purchaser LLC	02/12/23	992	—	(10)	—
Thrasio, LLC	03/17/23	13,604	—	—	—
Sunstar Insurance Group, LLC	03/31/23	265	—	(3)	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	04/21/23	1,370	—	(34)	—
CORA Health Holdings Corp	06/15/23	8,092	—	(101)	—
PT Intermediate Holdings III, LLC (dba Parts Town)	06/29/23	1,115	—	(3)	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/23	11,198	—	(87)	—
Total Vision LLC	07/15/23	2,305	—	(23)	—
Premier Care Dental Management, LLC	08/05/23	9,231	—	(46)	—
CivicPlus LLC	08/24/23	2,680	—	(27)	—
DECA Dental Holdings LLC	08/26/23	6,725	—	(67)	—
CFS Management, LLC (dba Center for Sight Management)	09/01/23	3,194	—	(40)	—
Honor HN Buyer, Inc	10/15/23	12,520	—	—	—
Assembly Intermediate LLC	10/19/23	9,877	—	—	—
AQ Helios Buyer, Inc. (aka SurePoint)	07/01/24	10,510	—	—	—
WebPT, Inc.	08/28/24	926	926	(9)	(28)

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Apptio, Inc.	01/10/25	$462	$769	$—	$(12)
Mailgun Technologies, Inc.	03/26/25	1,263	1,263	—	—
CorePower Yoga LLC	05/14/25	633	—	(106)	—
Riverpoint Medical, LLC	06/21/25	1,806	1,806	(23)	(45)
GHA Buyer Inc. (dba Cedar Gate)	06/24/25	1,749	1,749	(31)	(35)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	07/09/25	2,186	2,186	(76)	(142)
WorkForce Software, LLC	07/31/25	457	980	(9)	(15)
Diligent Corporation	08/04/25	3,503	1,684	26	(38)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/25	2,007	2,361	(30)	(77)
Elemica Parent, Inc.	09/18/25	207	84	(5)	(3)
Capitol Imaging Acquisition Corp.	10/01/25	9,170	8,024	(92)	(160)
CST Buyer Company (dba Intoxalock)	10/03/25	1,291	1,291	(6)	(29)
Acquia, Inc.	10/31/25	1,779	1,933	(27)	(34)
Chronicle Bidco Inc. (dba Lexitas)	11/14/25	1,320	1,320	—	(33)
Eptam Plastics, Ltd.	12/06/25	819	136	(10)	(3)
One GI LLC	12/22/25	2,300	2,300	—	(46)
Zodiac Intermediate, LLC (dba Zipari)	12/22/25	2,333	7,000	(52)	(186)
Prophix Software Inc.(dba Pound Bidco)	01/30/26	3,118	—	—	—
Governmentjobs.com, Inc. (dba NeoGov)	02/05/26	4,149	4,150	(62)	(83)
MRI Software LLC	02/10/26	1,143	1,143	(4)	(33)
Instructure Holdings	03/24/26	3,690	3,690	—	(37)
GS AcquisitionCo, Inc. (dba Insightsoftware)	05/22/26	914	750	(7)	(6)
AQ Helios Buyer, Inc. (aka SurePoint)	07/01/26	3,661	—	(73)	—
Project Eagle Holdings, LLC (dba Exostar)	07/06/26	3,418	3,418	(68)	(77)
Total Vision LLC	07/15/26	1,150	—	(23)	—
Superman Holdings, LLC (dba Foundation Software)	08/31/26	5,134	5,134	—	(128)
Bullhorn, Inc.	09/30/26	693	693	(7)	(10)
Sunstar Insurance Group, LLC	10/09/26	2,496	2,496	(25)	(50)
1272775 B.C. LTD. (dba Everest Clinical Research)	11/06/26	1,059	1,160	(16)	(17)
Sweep Purchaser LLC	11/30/26	2,857	4,201	(29)	(84)
Helios Buyer, Inc. (dba Heartland)	12/15/26	370	2,097	(4)	(42)
USN Opco LLC (dba Global Nephrology Solutions)	12/21/26	2,812	2,812	(28)	(56)
StarCompliance Intermediate, LLC	01/12/27	2,300	—	(46)	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	2,400	—	—	—
GovDelivery Holdings, LLC (dba Granicus, Inc.)	01/29/27	2,337	—	(58)	—
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	03/10/27	935	—	(21)	—
Pluralsight, Inc	04/06/27	4,600	—	(92)	—
ESO Solutions, Inc	05/03/27	3,292	—	(58)	—
Rodeo Buyer Company (dba Absorb Software)	05/25/27	3,065	—	(61)	—
VRC Companies, LLC (dba Vital Records Control)	06/29/27	858	—	(13)	—
Zarya Intermediate, LLC (dba iOFFICE)	07/01/27	6,145	—	(123)	—
Sundance Group Holdings, Inc. (dba NetDocuments)	07/02/27	4,479	—	(69)	—
Experity, Inc.	07/22/27	3,023	—	(15)	—
Cordeagle US Finco, Inc. (aka Condeco)	07/30/27	2,238	—	(45)	—
Gainsight, Inc.	07/30/27	4,830	—	(85)	—
Premier Care Dental Management, LLC	08/05/27	2,769	—	(55)	—

		Unfunded Commitment Balances		Fair Value(2)
	Commitment Expiration Date(1)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Volt Bidco, Inc. (aka Power Factors)	08/11/27	$1,979	$—	$(40)	$—
CivicPlus LLC	08/24/27	537	—	(11)	—
DECA Dental Holdings LLC	08/26/27	1,552	—	(31)	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	09/15/27	5,374	—	(107)	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	09/15/27	6,161	—	—	—
Honor HN Buyer, Inc	10/15/27	22,903	—	—	—
Honor HN Buyer, Inc	10/15/27	2,502	—	—	—
Assembly Intermediate LLC	10/19/27	3,911	—	—	—
Assembly Intermediate LLC	10/19/27	39,110	—	—	—
One GI LLC	06/22/21	—	20,004	—	(200)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	08/15/21	—	3,926	—	(128)
WebPT, Inc.	08/28/21	—	1,588	—	(48)
Bullhorn, Inc.	10/01/21	—	635	—	(10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	12/02/21	—	3,752	—	(28)
Eptam Plastics, Ltd.	12/06/21	—	2,729	—	(55)
Elemica Parent, Inc.	12/15/21	—	1,396	—	(42)
Helios Buyer, Inc. (dba Heartland)	06/15/22	—	7,390	—	(37)
Thrasio, LLC	06/18/22	—	9,250	—	(116)
Villa Bidco Inc (dba Authority Brands)	09/12/22	—	6,843	—	(137)
Sunstar Insurance Group, LLC	10/09/22	—	7,736	—	(155)
Sweep Purchaser LLC	11/30/22	—	8,403	—	(84)
ConnectWise, LLC	02/28/25	—	1,152	—	(12)
Villa Bidco Inc (dba Authority Brands)	03/21/25	—	1,374	—	(27)
Granicus, Inc.	08/21/26	—	2,183	—	(44)
Blacksmith Applications, Inc.	12/02/26	—	1,900	—	(43)
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	2,352	—	—
Wellness AcquisitionCo, Inc. (dba SPINS)	01/20/27	—	18,228	—	—
Total 1st Lien/Senior Secured Debt		$344,753	$225,899	$(2,517)	$(3,926)
Total		$344,753	$225,899	$(2,517)	$(3,926)
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

8.	MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2021
June 28, 2021	1,126,459	$110,686
August 13, 2021	1,224,208	118,065
September 17, 2021	1,518,480	147,581
Total capital drawdowns	3,869,147	$376,332
For the Nine Months Ended September 30, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
April 24, 2020	312,920	28,892
July 30, 2020	1,406,409	133,335
August 18, 2020	248,403	23,423
Total capital drawdowns	3,723,388	$360,321

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82
May 5, 2021	July 5, 2021	July 30, 2021	$2.64
August 4, 2021	October 5, 2021	October 28, 2021	$2.51

For the Nine Months Ended September 30, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
May 5, 2020	July 6, 2020	July 31, 2020	$1.67
August 4, 2020	October 5, 2020	October 29, 2020	$1.83

9.	EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net increase in Members’ Capital from operations	$25,505	$19,411	$62,104	$9,189
Weighted average Units outstanding	8,437,071	5,463,738	7,117,107	4,158,080
Basic and diluted earnings per unit	$3.02	$3.55	$8.73	$2.21

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Per Unit Data:(1)
NAV, beginning of period	$95.37	$98.53
Net investment income	6.69	5.65
Net realized and unrealized gains (losses)(2)	1.83	(4.26)
Income tax provision, realized and unrealized gains	(0.01)	(0.02)
Net increase (decrease) in net assets from operations(2)	$8.51	$1.37
Distributions declared from net investment income	(5.46)	(3.11)
Total increase (decrease) in net assets	$3.05	$(1.74)
NAV, end of period	$98.42	$96.79
Units outstanding, end of period	10,296,662	6,036,665
Weighted average units outstanding	7,117,107	4,158,080
Total return based on NAV(3)	8.92%	1.39%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$1,013,447	$584,291
Ratio of net expenses to average Members’ Capital	8.82%	4.28%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.15%	2.29%
Ratio of interest and other debt expenses to average Members’ Capital	4.33%	2.00%
Ratio of incentive fees to average Members’ Capital	2.34%	—%
Ratio of total expenses to average Members’ Capital	8.82%	4.28%
Ratio of net investment income to average Members’ Capital	9.92%	8.05%
Portfolio turnover	20%	6%

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

On October 28, 2021, the Company paid net investment income distribution for the period July 1, 2021 to September 30, 2021 of $25,858, or $2.51 per unit to Unitholders of record as of October 5, 2021.

On October 29, 2021, SPV entered into a second amendment (the “Second Amendment”) to the JPM Revolving Facility. The Second Amendment increased the Financing Commitments (as defined in the Amended and Restated Loan and Security Agreement) by $200 million to $1.25 billion. The increase became effective on October 29, 2021.

On November 4, 2021, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2021 through December 31, 2021, payable on or about January 28, 2022 to Unitholders of record as of December 31, 2021.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2021, we have originated $2.64 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

During the third quarter of 2021, the spike in infections from the spread of the Delta variant put heightened focus on efforts to increase vaccination rates in order to make further progress against the virus. Although the global recovery continued to progress, the rising number of infections had the effect of tempering the pace of growth. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results are highly uncertain and cannot be predicted. Economies around the world continue to be susceptible to potential adverse developments related to the pandemic, such as additional waves of infection, a worsening of supply chain constraints and an intensification of inflationary pressures.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The potential exists for the Delta variant or other variants to impede the global economic recovery, and we continue to closely monitor our exposures to industries that would be most negatively impacted by a resurgence in the COVID-19 pandemic.

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the COVID-19 pandemic. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Goldman Sachs remains focused on facilitating the safe return of its employees to their offices, as circumstances permit, and employees in a number of their locations around the world have returned to the office in some capacity, including a majority of employees in the U.S. Given that the situation regarding COVID-19 varies geographically, Goldman Sachs’s approach to transitioning back to the office is tailored to each location, and it evolves as the specific conditions and requirements of each location change. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our Board of Directors. Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 199% and 212%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,879.77	$1,880.22	$1,167.69	$1,154.97
Second Lien/Senior Secured Debt	15.74	15.42	—	—
Preferred Stock	10.75	11.36	3.65	3.72
Common Stock	6.44	7.91	—	0.36
Total investments	$1,912.70	$1,914.91	$1,171.34	$1,159.05

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	7.9%	8.0%	8.3%
Second Lien/Senior Secured Debt(2)	9.3	10.0	—	—
Preferred Stock(3)	0.0	0.0	0.0	0.0
Common Stock(3)	0.0	0.0	0.0	0.0
Total Portfolio	7.8%	7.8%	8.0%	8.3%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

As of September 30, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 7.8% and 7.8%, as compared to 8.0% and 8.3%, at December 31, 2020.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2021	December 31, 2020
Number of portfolio companies	72	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.5x
Weighted average interest coverage(3)	2.6x	2.5x
Median EBITDA(3)	$41.5 million	$30.51 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.7% and 28.7% of total debt investments at fair value.

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

	As of
	September 30, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$47.38	2.5%	$52.42	4.5%
Grade 2	1,830.36	95.6	1,039.46	89.7
Grade 3	37.17	1.9	67.17	5.8
Grade 4	—	—	—	—
Total Investments	$1,914.91	100.0%	$1,159.05	100.0%

The decrease in investments with a grade 1 investment performance rating as of September 30, 2021 compared to December 31, 2020 was driven by the repayment of investments with an aggregate fair value of $52.42 million, partially offset by investments with an aggregate fair value of $47.38 million being upgraded due to potential exit. The decrease in investments with grade 3 investment performance rating as of September 30, 2021 compared to December 31, 2020 was primarily driven by an investment with fair value of $18.32 million being upgraded to grade 2 due to financial improvement and an investment with fair value of $8.73 million being upgraded to grade 1 due to potential exit.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,912.70	100.0%	$1,171.34	100.0%
Non-accrual	—	—	—	—
Total Investments	$1,912.70	100.0%	$1,171.34	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2021	September 30, 2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$542.53	$258.49
Preferred Stock	—	1.82
Common Stock	4.14	—
Total	$546.67	$260.31
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$113.12	$2.35
Preferred Stock	1.01	—
Total	$114.13	$2.35
Net increase (decrease) in portfolio	$432.54	$257.96
Number of new portfolio companies with new investment commitments	10	6
Total new investment commitment amount in new portfolio companies	$283.42	$225.92
Average new investment commitment amount in new portfolio companies	$28.34	$37.65
Number of existing portfolio companies with new investment commitments	12	2
Total new investment commitment amount in existing portfolio companies	$263.26	$34.39
Weighted average remaining term for new investment commitments (in years)(2)	5.6	5.8
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.5%	8.7%
Weighted average yield on new investment commitments(5)	7.5%	8.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	6.7%	6.6%
Weighted average yield on investments sold or repaid(7)	6.7%	6.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Total investment income	$39.17	$15.44	$97.59	$36.31
Net expenses	(17.81)	(4.62)	(50.01)	(12.81)
Net investment income	21.36	10.82	47.58	23.50
Net realized gain (loss) on investments	0.09	—	0.12	—
Net unrealized appreciation (depreciation) on investments	4.17	8.66	14.51	(14.24)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.11)	(0.07)	(0.11)	(0.07)
Net increase (decrease) in Members’ Capital from operations	$25.51	$19.41	$62.10	$9.19

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021		September 30, 2020	September 30, 2021		September 30, 2020
	($ in millions)
Interest	$38.58		$14.57	$96.00		$35.17
Dividend income	—	(1)	—	—	(1)	0.03
Other income	0.59		0.87	1.59		1.11
Total investment income	$39.17		$15.44	$97.59		$36.31
(1)	Amount rounds to less than $0.01 million.

In the table above:

•

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $14.57 million for the three months ended September 30, 2020 to $38.58 million for the three months ended September 30, 2021. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $793.72 million as of September 30, 2020 to $1,912.70 million as of September 30, 2021. Included in interest for the three months ended September 30, 2021 and September 30, 2020 is $0.58 million and $0.00 million in prepayment premiums and $1.70 million and $0.03 million in accelerated accretion of upfront loan origination fees.

•

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $35.17 million for the nine months ended September 30, 2020 to $96.00 million for the nine months ended September 30, 2021. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $793.72 million as of September 30, 2020 to $1,912.70 million as of September 30, 2021. Included in interest for the nine months ended September 30, 2021 and September 30, 2020 is $1.12 million and $0.00 million in prepayment premiums and $4.26 million and $0.35 million in accelerated accretion of upfront loan origination fees.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Interest and other debt expenses	$9.11	$1.84	$22.53	$5.89
Management fees	3.31	1.88	8.24	4.48
Incentive fees	4.50	—	16.26	—
Offering costs	—	0.22	—	0.68
Professional fees	0.26	0.19	1.05	0.47
Directors’ fees	0.09	0.09	0.27	0.27
Other general and administrative expenses	0.54	0.40	1.66	1.02
Total expenses	$17.81	$4.62	$50.01	$12.81

In the table above:

•

Interest and other debt expenses increased from $1.84 million for the three months ended September 30, 2020 to $9.11 million for the three months ended September 30, 2021. This was primarily due to an increase in the average aggregate daily borrowings from $193.11 million to $1,022.16 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 2.40% to 3.08%.

•

Interest and other debt expenses increased from $5.89 million for the nine months ended September 30, 2020 to $22.53 million for the nine months ended September 30, 2021. This was primarily due to an increase in the average aggregate daily borrowings from $182.21 million to $836.53 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 2.95% to 3.00%.

•

Management Fees increased from $1.88 million and $4.48 million for the three and nine months ended September 30, 2020 to $3.31 million and $8.24 million for the three and nine months ended September 30, 2021 primarily driven by an increase in the size of our portfolio.

•	We accrued an unvested Incentive Fee of $4.50 million and $16.26 million for the three and nine months ended September 30, 2021 based on the inception to date results of operations.
•

Professional fees and other general and administrative expenses increased from $0.68 million and $1.76 million for the three and nine months ended September 30, 2020, to $0.89 million and $2.98 million for the three and nine months ended September 30, 2021 primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in millions)
Exostar LLC - Class A	$0.09	$—	$0.09	$—
Other, net	—	—	0.03	—
Net realized gain (loss)	$0.09	$—	$0.12	$—

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	($ in millions)
Unrealized appreciation	$6.89	$9.81	$18.12	$2.35
Unrealized depreciation	(2.72)	(1.15)	(3.61)	(16.59)
Net change in unrealized appreciation (depreciation) on investments	$4.17	$8.66	$14.51	$(14.24)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	($ in millions)
Portfolio Company:
Other, net(1)	$1.87	$9.40
Convene 237 Park Avenue, LLC (dba Convene)	1.39	(1.47)
Chronicle Bidco Inc. (dba Lexitas)	0.64	0.89
One GI LLC	0.54	0.55
Picture Head Midco LLC	0.51	0.74
iCIMS, Inc.	0.50	0.48
PT Intermediate Holdings III, LLC (dba Parts Town)	0.29	1.17
Diligent Corporation	0.21	1.08
Granicus, Inc.	—	(0.14)
Selectquote, Inc.	—	(0.19)
Wrike, Inc.	—	(0.37)
MRI Software LLC	(0.02)	1.22
Zep Inc.	(0.02)	(0.32)
Superman Holdings, LLC (dba Foundation Software)	(0.03)	1.04
Riverpoint Medical, LLC	(0.12)	0.16
WorkForce Software, LLC	(0.12)	(0.07)
Blacksmith Applications, Inc.	(0.14)	0.01
ConnectWise, LLC	(0.15)	(0.14)
MedeAnalytics, Inc.	(0.26)	0.47
Project Eagle Holdings, LLC (dba Exostar)	(0.92)	—
Total	$4.17	$14.51

(1)

For the three and nine months ended September 30, 2021, other, net includes gross unrealized appreciation of $2.81 million and $10.31 million, and gross unrealized depreciation of $(0.94) million and $(0.91) million.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
	($ in millions)
Portfolio Company:
Other, net(1)	$3.11	$(3.05)
CST Buyer Company (dba Intoxalock)	2.30	(0.04)
Mailgun Technologies, Inc.	0.73	0.33
PT Intermediate Holdings III, LLC (dba Parts Town)	0.61	(1.23)
ConnectWise, LLC	0.58	—
Viant Medical Holdings, Inc.	0.57	(0.81)
Apptio, Inc.	0.51	0.49
iCIMS, Inc.	0.41	0.34
Wrike, Inc.	0.39	0.39
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.35	(1.71)
Picture Head Midco LLC	0.14	(1.50)
Convene 237 Park Avenue, LLC (dba Convene)	0.01	(4.53)
VRC Companies, LLC (dba Vital Records Control)	(0.03)	0.09
Project Eagle Holdings, LLC	(0.03)	(0.03)
E2open, LLC	(0.19)	(0.58)
MRI Software LLC	(0.35)	(1.09)
CorePower Yoga LLC	(0.45)	(1.31)
Total	$8.66	$(14.24)

(1)

For the three and nine months ended September 30, 2020, other, net includes gross unrealized appreciation of $3.21 million and $0.71 million, and gross unrealized depreciation of $(0.10) million and $(3.76) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2020 was impacted by the COVID-19 pandemic.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 199% and 212%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2021			December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$472.26	68%	$1,475.81	$848.59	43%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2021
June 28, 2021	1,126,459	$110.69
August 13, 2021	1,224,208	118.06
September 17, 2021	1,518,480	147.58
Total capital drawdowns	3,869,147	$376.33
For the Nine Months Ended September 30, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
Total capital drawdowns	3,723,388	$360.32

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$168.00	$168.00	$—	$—	$—
JPM Revolving Credit Facility(1)	$853.72	$—	$—	$853.72	$—
(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2021, the Company had outstanding borrowings denominated in USD of $853.60 million and in Canadian Dollars (“CAD”) of 0.15 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021 and September 17, 2021.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $292.00 million as of September 30, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator as well as SPV’s custodian. The Company amended the JPM Revolving Credit Facility on February 12,2021, March 5, 2021, June 25, 2021 and August 17, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2021, the total commitments under the JPM Revolving Credit Facility were $1,050.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$344.75	$225.90
Total	$344.75	$225.90

We had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$472.26	68%

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

RECENT DEVELOPMENTS

On October 22, 2021, our Board of Directors approved Carmine Rossetti as our Chief Financial Officer, Treasurer and principal financial officer effective November 8, 2021. Joseph DiMaria has served as our Interim Chief Financial Officer and Interim Treasurer while we were seeking a permanent replacement, and Mr. DiMaria will resign from those roles on the effective date of Mr. Rossetti’s appointment. Mr. DiMaria’s expected resignation is not the result of any disagreement with us.

On October 28, 2021, we paid net investment income distribution for the period July 1, 2021 to September 30, 2021 of $25.86 million, or $2.51 per unit to Unitholders of record as of October 5, 2021.

On October 29, 2021, SPV entered into a second amendment (the “Second Amendment”) to the JPM Revolving Facility. The Second Amendment increased the Financing Commitments (as defined in the Amended and Restated Loan and Security Agreement) by $200 million to $1.25 billion. The increase became effective on October 29, 2021.

On November 4, 2021, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period October 1, 2021 through December 31, 2021, payable on or about January 28, 2022 to Unitholders of record as of December 31, 2021.

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

As of September 30, 2021 and December 31, 2020, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$33.37	$(23.24)	$10.13
Up 200 basis points	17.60	(15.50)	2.10
Up 100 basis points	2.12	(7.75)	(5.63)
Up 75 basis points	0.13	(5.81)	(5.68)
Up 50 basis points	—	(3.87)	(3.87)
Up 25 basis points	—	(1.94)	(1.94)
Down 25 basis points	—	1.01	1.01
Down 50 basis points	—	1.01	1.01
Down 75 basis points	—	1.01	1.01
Down 100 basis points	—	1.01	1.01
Down 200 basis points	—	1.01	1.01
Down 300 basis points	—	1.01	1.01

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2021
June 28, 2021	1,126,459	$110.69
August 13, 2021	1,224,208	118.06
September 17, 2021	1,518,480	147.58
Total capital drawdowns	3,869,147	$376.33
For the Nine Months Ended September 30, 2020
January 29, 2020	509,491	50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
Total capital drawdowns	3,723,388	$360.32

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

Not applicable.

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

10.2

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 5, 2021, by and among SPV, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 4, 2021	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2021	/s/ Joseph DiMaria
Joseph DiMaria Interim Chief Financial Officer and Interim Treasurer (Principal Financial Officer)