Form 10-K
period 2021-12-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2022-03-04
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, there was no established public market for the registrant’s limited liability company units. As of March 3, 2022, there were 10,296,662 units of the limited liability company's common units outstanding.

2

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2021

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

• currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;

• the impact of inflation on our portfolio companies;

• the effect of global climate change on our portfolio companies; and

• the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, the terms “Company,” “we,” “us” or “our” refer to Goldman Sachs Private Middle Market Credit II LLC together with its consolidated subsidiaries. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc., (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Middle Market Lending Corp. II ("GS MMLC II")), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2021, we have originated $3.27 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans may carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or impossible under a loan with a full package of covenants. In the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2021
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,243.25	$2,243.66
Second Lien/Senior Secured Debt	15.38	14.59
Preferred Stock	39.73	40.78
Common Stock	8.54	10.34
Warrants	1.67	1.67
Total investments	$2,308.57	$2,311.04

As of December 31, 2021, our portfolio consisted of 241 investments in 83 portfolio companies across 21 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2021, were Software, Health Care Technology, Health Care Providers & Services and Professional Services, which represented 16.2%, 14.6%, 14.3% and 9.5%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2021 was 97.2% invested in portfolio companies organized in the United States, 2.2% in portfolio companies organized in Canada and 0.6% in portfolio companies organized in the United Kingdom.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.7%	7.6%
Second Lien/Senior Secured Debt(2)	9.3	11.1
Preferred Stock(3)	—	—
Common Stock(3)	—	—
Warrants(3)	—	—
Total Portfolio	7.5%	7.5%

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.):

December 31, 2021
Number of portfolio companies	83
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	6.1x
Weighted average interest coverage(3)	2.5x
Median EBITDA(3)	$39.42 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 37.3% of total debt investments at fair value.

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

	December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$472.26	68%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2021
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

Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of Financings (as defined below), or other obligations, contingent or otherwise (including the Management Fee (as defined below)), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the BDC Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our board of directors ( the "Board of Directors"), a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was composed of 39 investment professionals, as of December 31, 2021, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 20 years of experience in leveraged finance and private transactions.

Investment Committee

All investment decisions are made by the investment committee of GSAM Private Credit Group that focuses on regulated fund investments (the “BDC Investment Committee”). The BDC Investment Committee currently consists of the following members: Brendan McGovern, Michael Mastropaolo, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Legal and Compliance divisions: Josh Bouaziz and Hristo Dimitrov. The BDC Investment Committee is responsible for approving all of our investments. The BDC Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the BDC Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The revenue-side members of the BDC Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The size, membership, authority and voting rights of members of the BDC Investment Committee are subject to change from time to time without prior notice.

The purpose of our BDC Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our BDC Investment Committee process is intended to bring the diverse experience and perspectives of our BDC Investment Committee’s members to the analysis and consideration of every investment. Our BDC Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our BDC Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

Effective on or about March 7, 2022, the BDC Investment Committee will consist of the following members: Alex Chi, Tom Connelly, Michael Mastropolo, David Miller, James Reynolds, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and David Pessah.

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

As of December 31, 2021, our portfolio (which term does not include our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 97.7% secured debt investments (97.1% in first lien debt and 0.6% in second lien debt), 1.8% in preferred stock, 0.4% in common stock and 0.1% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS BDC, GS PMMC and Goldman Sachs Middle Market Lending Corp. (“GS MMLC”) (which was merged with GS BDC on October 12, 2020), exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

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
•
Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place for management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.
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

Our due diligence typically includes, but is not limited to: (i) review of historical and prospective financial information; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) on-site visits; (v) interviews with management, employees, customers and vendors of the potential portfolio company; (vi) review of loan documents; (vii) background checks; and (viii) research relating to the portfolio company’s management, industry, markets, products and services and competitors.

The Investment Adviser may integrate ESG risk considerations within its process for originating loans to U.S. middle market companies, investing directly in middle market credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. Depending on the circumstances, examples of ESG risks can include physical environmental risks, climate change transition risks, supply chain disruptions, improper labor practices, lack of board diversity and corruption. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our BDC Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the BDC Investment Committee. The members of the BDC Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the BDC Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including GS BDC, GS PMMC and GS MMLC II) and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and GS MMLC II, and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee (each as defined below) payable to the Investment Adviser).

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

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is composed of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 48 million people.1 The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.
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

____________________________________________________________________________________________________________

1 Estimate for the second quarter of 2021 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million — $1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/the-world-factbook/).

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $2.47 trillion in firmwide assets under supervision, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals. The firm, through GSAM and its affiliates, has portfolio management teams located around the world and its investment professionals bring firsthand knowledge of local markets to every investment decision. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers us a meaningful competitive advantage in the following ways:

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

Management Agreements

Investment Advisory Agreement

The investment advisory and management agreement (the “Investment Advisory Agreement”) with our Investment Adviser was entered into as of February 27, 2019. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our future success.”

Management Services

Pursuant to the terms of the Investment Advisory Agreement, GSAM, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. See “Item 1A. Risk Factors—Our

Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.”

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

For the year ended December 31, 2021, Management Fees amounted to $12.00 million. As of December 31, 2021, $3.76 million remained payable. For the year ended December 31, 2020, Management Fees amounted to $6.73 million.

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

For the year ended December 31, 2021, the Company accrued unvested Incentive Fees of $20.83. As of December 31, 2021, $20.83 was payable in accordance with the terms of the Investment Advisory Agreement. For the year ended December 31, 2020, the Company did not accrued unvested Incentive Fees.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at an in person meeting held on August 4, 2021 to approve the continuation of the Investment Advisory Agreement. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

• the nature, quality and extent of the advisory and other services provided to us by the Investment Adviser;

• the contractual terms of the Investment Advisory Agreement, including the structure of the Management Fee imposed on net assets (including cash) and the Incentive Fee imposed on net investment income and capital gains;

• comparative data with respect to the advisory fees and other expenses paid by other BDCs managed by the Investment Adviser;

• information about the services performed and the personnel performing such services under the Investment Advisory Agreement;

• comparative data with respect to our investment performance and the performance of another BDC managed by the Investment Adviser;

• the Investment Adviser’s revenues and pre-tax profit margins with respect to its management of us;

• any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us;

• other potential benefits to us as a result of our relationship with the Investment Adviser; and

• such other matters as the Board of Directors determined were relevant to their consideration of the Investment Advisory Agreement.

In connection with their consideration of the renewal of the Investment Advisory Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Unitholders and that the Investment Advisory Agreement should be approved and continued with respect to us until August 31, 2022.

For the year ended December 31, 2021, we paid our Investment Adviser a total of $10.49 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $10.49 million in Management Fees and $0 million in Incentive Fees. For the year ended December 31, 2020, we paid our Investment Adviser a total of $5.16 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $5.16 million in Management Fees and no Incentive Fees.

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Competition—We are dependent upon management personnel of our Investment Adviser for our future success.”

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

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we are unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC, GS PMMC and GS MMLC II. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS PMMC, GS MMLC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

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

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
our periodic reports must disclose the conclusions of our principal executive and principal financial officers about the effectiveness of our disclosure controls and procedures; and
•
our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Compliance with the JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”), until the earliest of:

•
the last day of the fiscal year in which our total annual gross revenues are $1.07 billion or more;
•
the date on which we have issued more than $1 billion in non-convertible debt in the previous three years; or
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of Units held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act); or
•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities of us under an effective Securities Act registration statement as an EGC.

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”). Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Legal and Regulatory—Our activities may be limited as a result of potentially being deemed to be controlled by Group, Inc., a bank holding company.”

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
•
We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.
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
•
We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our activities may be limited as a result of potentially being deemed to be controlled by Group, Inc., a bank holding company (a “BHC”).
•
Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.
•
The Alternative Investment Fund Managers Directive (the “AIFM Directive”), a European regulatory framework that applies to European fund managers and the managers of other funds which are registered for marketing in the European Union or European Economic Area, may have a negative impact on our Investment Adviser and its affiliates.
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
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.
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
•
We are subject to risks related to corporate social responsibility.

Our Portfolio Company Investments

•
Our investments are very risky and highly speculative.
•
Investing in middle-market companies involves a number of significant risks.
•
Many of our portfolio securities may not have a readily available market price and we value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
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
•
The effect of global climate change may impact the operations of our portfolio companies.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
The portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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

The COVID-19 pandemic has created disruptions in supply chains and economic activity, contributed to labor difficulties and is having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries, which may in the future adversely affect our financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our financial condition, liquidity and results of operations will depend on future developments, including the emergence of new variants of COVID-19 and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved in 2021, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted in 2021, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies', (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The continued success of these measures is unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

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

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

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

We cannot predict how new tax legislation will affect us, our investments, or our unitholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our unitholders of such qualification, or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common units.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of the Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than Units) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same portfolio company, without approval of the Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of our exemptive order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and GS MMLC II and/or other funds managed by our Investment Adviser. The Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Our activities may be limited as a result of potentially being deemed to be controlled by Group, Inc., a bank holding company (a “BHC”).

Group Inc. is a BHC under the BHCA and is therefore subject to supervision and regulation by the Federal Reserve. In addition, Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary Accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Group Inc. may utilize available capacity to make investments for its proprietary Accounts or for the Accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by, among other things, affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, Group Inc., us or other funds and Accounts managed by our Investment Adviser and its affiliates. Group Inc. may seek to accomplish this result by causing GSAM to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of Group Inc.’s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

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

The AIFM Directive may have a negative impact on our Investment Adviser and its affiliates.

The AIFM Directive regulates investment advisors domiciled in the European Union and investment advisors that manage investment funds domiciled or marketed in the European Union. The AIFM Directive imposes certain requirements and restrictions on such investment advisors, which differ based on the domicile of the applicable investment advisor and investment fund and the circumstances under which an investment fund is marketed in the European Union. Such requirements and restrictions may include disclosure and transparency obligations, capital adequacy, valuation and depositary requirements, leverage and investment restrictions, other conduct of business requirements and tax requirements. As a result of the AIFM Directive, an investment advisor may be restricted from marketing investment funds in the European Union, may incur potentially significant increased operating costs, may be unable to engage in certain activities that it otherwise would have and/or may be subject to other adverse consequences. Any of the foregoing could adversely affect the performance of the Company.

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

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the BDC Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Business and Structure—Our

Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC, GS PMMC and GS MMLC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and GS BDC, GS PMMC and GS MMLC II or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.

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

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its BDC Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and BDC Investment Committee teams as GS BDC, GS PMMC and GS MMLC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other BDCs. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching of us or our Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our Unitholders and is consistent with our board of directors approved criteria. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS MMLC II and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy currently provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. In addition, the Company has applied for a new exemptive relief order which, if granted, would supersede the current exemptive order and would permit the Company greater flexibility to enter into co-investment transactions. The applied-for relief has not yet been granted and may not ultimately be granted.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other Accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including GS BDC, GS PMMC and GS MMLC II or other BDCs) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including GS BDC, GS PMMC and GS MMLC II or other BDCs), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the BDC Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC, GS PMMC and GS MMLC II, and other clients of our Investment Adviser, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(28.21)%	(16.16)%	(4.11)%	7.94%	19.99%

(1)
Assumes (i) $2,374.43 million in total assets as of December 31, 2021, (ii) $1,325.74 million in outstanding indebtedness as of December 31, 2021, (iii) $985.15 million in net assets as of December 31, 2021 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2021, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.05%.

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

Group Inc., including its affiliates and personnel, is a BHC and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest” and “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.” In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC, GS PMMC and GS MMLC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

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

Unitholders should note the matters discussed in “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

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

Debt investments that we make may be based on floating rates, such as LIBOR, SOFR (as defined below), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings would cease after December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month U.S. dollar (USD) LIBOR. We expect that a substantial portion of our future floating rate Investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. In addition, we may need to renegotiate ~~the~~ any credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Our Revolving Credit Facility provides by its terms for the transition to a SOFR-based rate of interest. Upon this transition, amounts drawn under our Revolving Credit Facility may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

Interest rates in the United States are currently at historically low levels. Certain countries have experienced negative interest rates on certain fixed-income instruments. Changing interest rates, including rates that fall below zero, may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. The Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG could adversely affect our business. For example, in May 2018, the European Commission adopted an “action plan on financing sustainable growth.” The action plan is, among other things, designed to define and reorient investment toward sustainability. The action plan contemplates: establishing EU labels for green financial products; increasing disclosure requirements in the financial services sector around ESG and strengthening the transparency of companies on their ESG policies and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. There is a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future. In addition, the SEC has announced that it may require disclosure of certain ESG-related matters. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last out portions of such loans; second lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2021, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 31.3% of our portfolio at fair value. Our investments in Health Care Providers & Services, Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2021, Software represented 16.2% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Inflation may adversely affect the business, results of operations and financial condition of our Portfolio Companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

To the extent permissible under risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

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

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

As of March 3, 2022, there were approximately 1,787 holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2021
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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82
May 5, 2021	July 5, 2021	July 30, 2021	$2.64
August 4, 2021	October 5, 2021	October 28, 2021	$2.51
November 4, 2021	December 31, 2021	January 31, 2022	$2.75
For the Year Ended December 31, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
May 5, 2020	July 6, 2020	July 31, 2020	$1.67
August 4, 2020	October 5, 2020	October 29, 2020	$1.83
November 4, 2020	December 31, 2020	January 29, 2021	$2.15

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

ITEM 6. [RESERVED]

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2021, we have originated $3.27 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Covenant-lite loans may carry more risk than traditional loans as they allow borrowers to engage in activities that would otherwise be difficult or impossible under a loan with a full package of covenants. In the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

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

Impact of COVID-19 Pandemic

Infection rates in many parts of the world spiked toward the end of 2021 and into early 2022, as the highly transmissible Omicron variant emerged in the fourth quarter and spread rapidly, while the Delta variant also remained a concern. The surge of infections has led to a renewed emphasis globally on safety measures and restrictions, as well as a greater sense of urgency regarding the distribution of vaccine and vaccine boosters, and has created a greater degree of uncertainty regarding the prospects for economic growth in 2022.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the unprecedented nature of COVID-19 and the difficulty in predicting future government responses and restrictions, the operating environment of our portfolio companies is evolving rapidly. Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. While the global economy continued on the path to recovery during 2021, it is vulnerable to the risk that the Omicron variant, or other possible variants, could impede the recovery going forward by precipitating adverse economic consequences, and we continue to closely monitor our exposures to industries that would be most negatively impacted by the COVID-19 pandemic.

Goldman Sachs has continued to successfully execute on its Business Continuity Planning (the “BCP”) strategy since initially activating it in the first quarter of 2020 in response to the emergence of the COVID-19 pandemic. Goldman Sachs’ priority has been to safeguard its employees and to seek to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. Goldman Sachs remains focused on ensuring that its employees are able to safely work from their offices, where circumstances permit. During 2021, Goldman Sachs made substantial progress in facilitating the safe return of its employees to their offices and its employees in a number of their locations around the world returned to the office to varying degrees. Given that the situation regarding COVID-19 is fluid and varies geographically, Goldman Sachs’s approach to transitioning back to the office is flexible and evolves as the specific conditions and requirements of each location change. For instance, in light of the rapid spread of the Omicron variant late in 2021, Goldman Sachs took the step of having the vast majority of its employees in the U.S., U.K. and in some of their other locations work remotely at the outset of 2022.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors.”

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including GS BDC, GS PMMC and GS MMLC II, collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of December 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility the Company and MUFG Union Bank, N.A. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”)) was 174% and 212%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,243.25	$2,243.66	$1,167.69	$1,154.97
Second Lien/Senior Secured Debt	15.38	14.59	—	—
Preferred Stock	39.73	40.78	3.65	3.72
Common Stock	8.54	10.34	—	0.36
Warrants	1.67	1.67	—	—
Total investments	$2,308.57	$2,311.04	$1,171.34	$1,159.05

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.7%	7.6%	8.0%	8.3%
Second Lien/Senior Secured Debt(2)	9.3	11.1	—	—
Preferred Stock(3)	—	—	—	—
Common Stock(3)	—	—	—	—
Warrants(3)	—	—	—	—
Total Portfolio	7.5%	7.5%	8.0%	8.3%

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

As of December 31, 2021, the total portfolio weighted average yield measured at amortized cost and fair value was 7.5% and 7.5%, as compared to 8.0% and 8.3%, at December 31, 2020.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	December 31, 2021	December 31, 2020
Number of portfolio companies	83	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.1x	5.5x
Weighted average interest coverage(3)	2.5x	2.5x
Median EBITDA(3)	$39.42 million	$30.51 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2021 and December 31, 2020, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 37.3% and 28.7% of total debt investments at fair value.

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

	As of
	December 31, 2021		December 31, 2020
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$52.42	4.5%
Grade 2	2,272.76	98.4	1,039.46	89.7
Grade 3	7.55	0.3	67.17	5.8
Grade 4	30.73	1.3	—	—
Total Investments	$2,311.04	100.0%	$1,159.05	100.0%

The decrease in investments with a grade 1 investment performance rating as of December 31, 2021 compared to December 31, 2020 was driven by the repayment of investments with an aggregate fair value of $52.42 million. The decrease in investments with grade 3 investment performance rating as of December 31, 2021 compared to December 31, 2020 was primarily driven by an investment with a fair value of $27.85 million being downgraded to grade 4 due to being placed on non-accrual status, an investment with a fair value of $16.17 million being upgraded to grade 2 due to financial improvement, and investments with an aggregate fair value of $15.02 million being repaid.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2021		December 31, 2020
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,270.24	98.3%	$1,171.34	100.0%
Non-accrual	38.33	1.7	—	—
Total Investments	$2,308.57	100.0%	$1,171.34	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,
	2021	2020
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$1,714.29	$1,000.14
Second Lien/Senior Secured Debt	15.73	—
Preferred Stock	36.99	3.65
Common Stock	8.54	—
Warrants	1.67	—
Total	$1,777.22	$1,003.79
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$455.32	$68.69
Second Lien/Senior Secured Debt	0.36	—
Preferred Stock	1.01	—
Total	$456.69	$68.69
Net increase (decrease) in portfolio	$1,320.53	$935.10
Number of new portfolio companies with new investment commitments	38	28
Total new investment commitment amount in new portfolio companies	$1,289.34	$920.71
Average new investment commitment amount in new portfolio companies	$33.93	$32.88
Number of existing portfolio companies with new investment commitments	27	6
Total new investment commitment amount in existing portfolio companies	$487.89	$83.08
Weighted average remaining term for new investment commitments (in years)(2)	5.2	5.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.8%	8.3%
Weighted average yield on new investment commitments(5)	7.6%	8.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.0%	7.3%
Weighted average yield on investments sold or repaid(7)	7.0%	7.3%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Years Ended December 31,
	2021	2020
	($ in millions)
Total investment income	$143.44	$57.02
Net expenses	(70.01)	(19.58)
Net investment income	73.43	37.44
Net realized gain (loss) on investments	0.12	(0.00)	(1)
Net realized gain (loss) on foreign currency transactions	0.24	—
Net unrealized appreciation (depreciation) on investments	14.77	(11.74)
Net unrealized appreciation (depreciation) on foreign currency translations	(0.41)	—
Income tax (provision) benefit, realized and unrealized gain/loss	(0.12)	(0.07)
Net increase (decrease) in Members’ Capital from operations	$88.03	$25.63
(1)
Amount rounds to less than $(0.01) million.

Net increase (decrease) in Members’ Capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Years Ended December 31,
	2021	2020
	($ in millions)
Interest	$141.07	$55.51
Dividend income	—	0.03
Other income	2.37	1.48
Total investment income	$143.44	$57.02

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $55.51 million for the year ended December 31, 2020 to $141.07 million for the year ended December 31, 2021. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $1,171.34 million as of December 31, 2020 to $2,308.57 million as of December 31, 2021. Included in interest for the year ended December 31, 2021 and December 31, 2020 is $2.71 million and $0.00 million in prepayment premiums and $6.87 million and $0.98 million in accelerated accretion of upfront loan origination fees.

Expenses

	For the Years Ended December 31,
	2021	2020
	($ in millions)
Interest and other debt expenses	$33.04	$9.21
Management fees	12.00	6.73
Incentive fees	20.83	—
Offering costs	—	0.78
Professional fees	1.48	0.94
Directors’ fees	0.36	0.37
Other general and administrative expenses	2.30	1.55
Total expenses	$70.01	$19.58

In the table above:

•
Interest and other debt expenses increased from $9.21 million for the year ended December 31, 2020 to $33.04 million for the year ended December 31, 2021. This was primarily due to an increase in the average aggregate daily borrowings from $225.38 million to $912.58 million.
•
Management Fees increased from $6.73 million for the year ended December 31, 2020 to $12.00 million for the year ended December 31, 2021 primarily driven by an increase in the size of our portfolio.
•
We accrued an unvested Incentive Fee of $20.83 million for the year ended December 31, 2021 based on the inception to date results of operations.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2021	2020
	(in millions)
Exostar LLC - Class A	$0.09	$—
HowlCO LLC (dba Lone Wolf)	0.03	—
Villa Bidco Inc (dba Authority Brands)	0.02	—
Other, net	(0.02)	(0.00)	(1)
Net realized gain (loss) on investments	$0.12	$(0.00)	(1)

(1)
Amount rounds to less than $(0.01) million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended December 31,
	2021	2020
	($ in millions)
Unrealized appreciation	$20.67	$4.21
Unrealized depreciation	(5.90)	(15.94)
Net change in unrealized appreciation (depreciation) on investments	$14.77	$(11.73)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2021
($ in millions)
Portfolio Company:
Other, net(1)	$11.79
CloudBees, Inc.	1.63
Picture Head Midco LLC	1.24
Diligent Corporation	1.16
MRI Software LLC	1.15
PT Intermediate Holdings III, LLC (dba Parts Town)	1.13
Mailgun Technologies, Inc.	(0.32)
Wrike, Inc.	(0.37)
Governmentjobs.com, Inc. (dba NeoGov)	(0.67)
Zep Inc.	(0.79)
Convene 237 Park Avenue, LLC (dba Convene)	(1.18)
Total	$14.77

(1)
For the year ended December 31, 2021, other, net includes gross unrealized appreciation of $14.36 million and gross unrealized depreciation of $(2.57) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2021 continued to be impacted by improved economic indicators as a result of the rebound experienced from the COVID-19 pandemic, which was partially offset by the underperformance of Convene 237 Park Avenue, LLC (dba Convene).

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2021 and December 31, 2020, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the revolving credit facility the Company and MUFG Union Bank, N.A. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”)) was 174% and 212%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2021			December 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$472.26	68%	$1,475.81	$848.59	43%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2021
June 28, 2021	1,126,459	$110.69
August 13, 2021	1,224,208	118.06
September 17, 2021	1,518,480	147.58
Total capital drawdowns	3,869,147	$376.33
For the Year Ended December 31, 2020
January 29, 2020	509,491	$50.22
March 30, 2020	1,246,165	124.45
April 24, 2020	312,920	28.89
July 30, 2020	1,406,409	133.34
August 18, 2020	248,403	23.42
October 16, 2020	390,850	37.12
Total capital drawdowns	4,114,238	$397.44

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2021:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$292.00	$292.00	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,033.74	$—	$—	$1,033.74	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $1,019.00 million, in Canadian Dollars (“CAD”) of 0.15 million and in British Pound ("GBP") of 10.80 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021, September 17, 2021 and December 23, 2021.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $292.00 million as of December 31, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator. The Company amended the JPM Revolving Credit Facility on February 12,2021, March 5, 2021, June 25, 2021, August 17, 2021 and October 29, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2021, the total commitments under the JPM Revolving Credit Facility were $1,250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2021	December 31, 2020
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$395.51	$225.90
Total	$395.51	$225.90

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

RECENT DEVELOPMENTS

On December 14, 2021, Brendan McGovern notified us of his intention to retire from his position as Chief Executive Officer and President of the Company effective March 7, 2022. Mr. McGovern also resigned as Chief Executive Officer and President of GS BDC, GS PMMC, and GS MMLC II, in each case effective March 7, 2022. Mr. McGovern’s retirement is not the result of any disagreement with us. On December 16, 2021, our Board of Directors appointed Alex Chi and David Miller as co-Chief Executive Officers and co-Presidents, effective March 7, 2022. In addition, on December 16, 2021, each of the board of directors of GS BDC, GS PMMC, and GS MMLC II appointed Alex Chi and David Miller as co-Chief Executive Officers and co-Presidents of the applicable entity, effective March 7, 2022.

On February 15, 2022, SPV entered into a third amendment (the “Third Amendment”) to the JPM Revolving Facility. The Third Amendment, among other things, (i) increased the lender commitments by $200 million to $1.45 billion; (ii) reduced the Applicable Margin (as defined in the Amended and Restated Loan and Security Agreement) from 3.10% to 2.75% and (iii) replaced the LIBOR Rate with Term SOFR plus an adjustment as the interest rate benchmark with respect to loans denominated in U.S. dollars.

On February 23, 2022, Jon Yoder resigned as Chief Operating Officer of the Company, effective March 7, 2022. Mr. Yoder also resigned as Chief Operating Officer of GS BDC, GS PMMC, and GS MMLC II, in each case effective March 7, 2022. Mr. Yoder’s resignation is not the result of any disagreement with the Company. On March 2, 2022, our Board of Directors appointed Gabriella N. Skirnick as Chief Operating Officer of the Company, effective March 7, 2022. In addition, on February 23, 2022, the board of directors of GS BDC appointed Ms. Skirnick as Chief Operating Officer of GS BDC and on March 2, 2022, the board of directors of each of GS PMMC and GS MMLC II also appointed Ms. Skirnick as Chief Operating Officer of the applicable entity, in each case, effective March 7, 2022.

On March 2, 2022, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period January 1, 2022 through March 31, 2022, payable on or about April 28, 2022 to Unitholders of record as of April 4, 2022.

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

As of December 31, 2021 and December 31, 2020, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2021 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2021 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$40.51	$(31.82)	$8.69
Up 200 basis points	22.05	(21.21)	0.84
Up 100 basis points	3.91	(10.61)	(6.70)
Up 75 basis points	0.47	(7.95)	(7.48)
Up 50 basis points	0.01	(5.30)	(5.29)
Up 25 basis points	-	(2.65)	(2.65)
Down 25 basis points	-	1.93	1.93
Down 50 basis points	(0.01)	1.93	1.92
Down 75 basis points	(0.01)	1.93	1.92
Down 100 basis points	(0.01)	1.93	1.92
Down 200 basis points	(0.02)	1.93	1.91
Down 300 basis points	(0.02)	1.93	1.91

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit II LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit II LLC and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2021 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2021 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian, agent banks, portfolio company investees, and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2022

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs Private Middle Market Credit II LLC,

Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Middle Market Lending Corp. II

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,308,568 and $1,171,340)	$2,311,044	$1,159,046
Cash	31,602	8,709
Receivable for investments sold	1,099	191
Interest and dividends receivable	22,973	7,148
Deferred financing costs	7,695	4,010
Other assets	18	564
Total assets	$2,374,431	$1,179,668
Liabilities
Debt	$1,325,737	$547,700
Interest and other debt expenses payable	8,669	1,821
Management fees payable	3,762	2,248
Incentive fees payable	20,834	—
Payable for investments purchased	124	30
Distribution payable	28,363	13,798
Accrued offering costs	—	218
Directors’ fees payable	4	5
Accrued expenses and other liabilities	1,790	828
Total liabilities	$1,389,283	$566,648
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,296,662 and 6,427,515 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	980,969	625,491
Distributable earnings	4,179	(12,471)
Total members’ capital	$985,148	$613,020
Total liabilities and members’ capital	$2,374,431	$1,179,668
Net asset value per unit	$95.68	$95.37

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$141,068	$55,506	$11,629
Other income	2,368	1,485	204
From non-controlled affiliated investments:
Dividend income	—	32	63
Total investment income	$143,436	$57,023	$11,896
Expenses:
Interest and other debt expenses	$33,038	$9,210	$3,584
Management fees	12,002	6,732	1,239
Incentive fees	20,834	—	—
Offering costs	—	781	943
Professional fees	1,476	945	394
Directors’ fees	363	366	64
Other general and administrative expenses	2,297	1,554	751
Total expenses	$70,010	$19,588	$6,975
Net investment income	$73,426	$37,435	$4,921

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$122	$(1)	$45
Foreign currency transactions	235	—	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	14,770	(11,732)	(562)
Foreign currency translations	(412)	—	—
Net realized and unrealized gains (losses)	$14,715	$(11,733)	$(517)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(115)	(70)	—
Net increase in members’ capital from operations	$88,026	$25,632	$4,404
Weighted average units outstanding	7,918,529	4,712,521	1,048,925
Net investment income per unit (basic and diluted)	$9.27	$7.94	$4.69
Earnings per unit (basic and diluted)	$11.12	$5.44	$4.20

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019

Members’ capital at beginning of period	$613,020	$227,925	$—
Increase in members’ capital from operations:
Net investment income	$73,426	$37,435	$4,921
Net realized gain	357	(1)	45
Net change in unrealized appreciation (depreciation)	14,358	(11,732)	(562)
(Provision) benefit for unrealized appreciation/depreciation on investments	(115)	(70)	—
Net increase in members’ capital from operations	$88,026	$25,632	$4,404
Distributions to unitholders from:
Distributable earnings	$(92,230)	$(37,982)	$(6,254)
Total distributions to unitholders	$(92,230)	$(37,982)	$(6,254)
Capital transactions:
Issuance of units	$376,332	$397,445	$229,775
Net increase in members’ capital from capital transactions	$376,332	$397,445	$229,775
Total increase in members’ capital	$372,128	$385,095	$227,925
Members’ capital at end of period	$985,148	$613,020	$227,925
Distributions per unit	$10.72	$7.09	$3.23

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019

Cash flows from operating activities:
Net increase (decrease) in Members’ Capital from operations:	$88,026	$25,632	$4,404
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(1,603,591)	(839,778)	(419,607)
Payment-in-kind interest capitalized	(5,531)	(201)	—
Proceeds from sales of investments and principal repayments	484,756	78,306	13,694
Net realized (gain) loss on investments	(122)	1	(45)
Net change in unrealized (appreciation) depreciation on investments	(14,770)	11,732	562
Net change in unrealized (appreciation) depreciation on foreign currency transactions	59	—	—
Amortization of premium and accretion of discount, net	(12,718)	(3,228)	(482)
Amortization of deferred financing costs	3,444	1,835	538
Amortization of deferred offering costs	—	781	943
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(908)	(191)	—
(Increase) decrease in receivable for common units sold	—	148	(148)
(Increase) decrease in interest and dividends receivable	(15,825)	(5,628)	(1,520)
(Increase) decrease in other assets	546	(559)	(5)
Increase (decrease) in interest and other debt expenses payable	7,024	1,267	378
Increase (decrease) in management fees payable	1,514	1,570	678
Increase (decrease) in incentive fees payable	20,834	—	—
Increase (decrease) in payable for investments purchased	94	30	—
Increase (decrease) in directors’ fees payable	(1)	5	—
Increase (decrease) in accrued expenses and other liabilities	962	255	573
Net cash provided by (used for) operating activities	$(1,046,207)	$(728,023)	$(400,037)
Cash flows from financing activities:
Proceeds from issuance of common units	$376,332	$397,445	$229,775
Offering costs paid	(240)	(307)	(1,199)
Distributions paid	(77,665)	(28,769)	(1,669)
Financing costs paid	(7,305)	(3,942)	(2,265)
Borrowings on debt	1,949,187	741,300	439,800
Repayments of debt	(1,171,150)	(375,600)	(257,800)
Net cash provided by (used for) financing activities	$1,069,159	$730,127	$406,642
Net increase (decrease) in cash	22,952	2,104	6,605
Effect of foreign exchange rate changes on cash and cash equivalents	(59)	—	—
Cash, beginning of period	8,709	6,605	—
Cash, end of period	$31,602	$8,709	$6,605
Supplemental and non-cash activities
Interest expense paid	$21,084	$5,401	$2,494
Accrued but unpaid distributions	$28,363	$13,798	$4,585

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity		Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 227.75%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.75%	L + 5.75%	1.00%	11/06/26		$8,633	$8,526	$8,503	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	7.20%	CDN P + 4.75%		11/06/26	CAD	128	101	99	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		L + 5.75%	1.00%	11/06/26		1,059	(13)	(16)	(1) (2) (3) (4) (5)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,145	2,135	2,134	(2) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		14,816	14,492	15,001	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		1,100	141	179	(2) (3) (4) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		2,759	(30)	35	(2) (3) (4) (5)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		24,940	24,517	24,504	(2) (3) (4)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25		1,933	(29)	(34)	(2) (3) (4) (5)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		26,813	26,162	26,813	(2) (4)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		769	287	308	(2) (4) (5)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26		29,120	28,586	28,610	(2) (3) (4)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	8.00%	L + 7.00%	1.00%	07/01/26		4,160	1,090	1,092	(2) (3) (4) (5)
AQ Helios Buyer, Inc. (aka SurePoint)	Software	9.00%	L + 8.00%	1.00%	07/01/26		10,510	602	707	(2) (3) (4) (5)
Argos Health Holdings, Inc	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	12/03/27		19,950	19,555	19,551	(3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		15,025	14,818	14,837	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		3,780	2,030	2,013	(2) (3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	10/19/27		39,908	39,132	39,110	(3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	10/19/27		9,977	2,275	2,295	(3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		3,991	(77)	(80)	(3) (4) (5)
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP	10,810	14,218	14,339	(1) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	790	1	—	(1) (3) (4) (5)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	2,160	(55)	(58)	(1) (3) (4) (5)
Broadway Technology, LLC	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/08/26		24,019	23,619	23,778	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		13,701	13,499	13,633	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		754	750	750	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		634	625	631	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		284	280	283	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.75%	L + 5.75%	1.00%	09/30/26		226	223	225	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		693	(10)	(3)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		1,680	(8)	(8)	(2) (3) (4) (5)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27		16,822	16,656	16,654	(3) (4)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27		4,529	(22)	(23)	(3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		40,232	39,569	39,829	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		L + 6.50%	1.00%	10/01/25		9,170	(140)	(92)	(2) (3) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		16,612	16,446	16,404	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		4,563	2,119	2,112	(2) (3) (4) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/01/24		1,780	1,766	1,758	(2) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment	7.50%	L + 6.50%	1.00%	12/31/27		28,307	27,741	27,741	(3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27		2,831	(57)	(57)	(3) (4) (5)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	$18,371	$13,947	$14,125	(2) (3) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,270	10,064	10,244	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,241	10,079	10,215	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	4,312	4,242	4,302	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	1,320	(17)	(3)	(2) (3) (4) (5)
CivicPlus LLC	Software	6.75%	L + 6.00%	0.75%	08/24/27	5,700	5,591	5,572	(2) (3) (4)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	537	(10)	(12)	(2) (3) (4) (5)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	2,680	(25)	(60)	(2) (3) (4) (5)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	25,245	23,631	24,740	(3) (4)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	11,620	(515)	—	(3) (4) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	30,515	29,571	23,802	(2) (3) (4) (6)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	8,975	8,759	7,001	(2) (3) (4) (6)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 15.00%	1.50%	08/30/24	3,200	—	(64)	(3) (4) (5)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	20,611	20,329	20,354	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services		L + 5.75%	1.00%	06/15/27	8,092	(55)	(101)	(2) (3) (4) (5)
Cordeagle US Finco, Inc. (aka Condeco)	Software	7.75%	L + 6.75%	1.00%	07/30/27	14,545	14,271	14,254	(1) (2) (3) (4)
Cordeagle US Finco, Inc. (aka Condeco)	Software		L + 6.75%	1.00%	07/30/27	8,390	—	—	(1) (3) (4) (5)
Cordeagle US Finco, Inc. (aka Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,238	(42)	(45)	(1) (2) (3) (4) (5)
CorePower Yoga LLC	Diversified Consumer Services	8.00%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	9,377	9,281	7,666	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	633	(6)	(116)	(2) (3) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/03/25	16,838	16,659	16,754	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/27/25	13,855	13,603	13,786	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	1.00%	10/03/25	1,291	(13)	(6)	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/28/28	19,609	19,233	19,217	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/28/28	6,720	1,980	1,930	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/26/27	1,552	(29)	(31)	(2) (3) (4) (5)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	20,819	20,429	20,975	(2) (3) (4)
Diligent Corporation	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25	12,903	12,793	12,806	(2) (3) (4)
Diligent Corporation	Professional Services	6.75%	L + 5.75%	1.00%	08/04/25	8,764	8,691	8,698	(2) (3) (4)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	5,103	1,005	1,136	(2) (3) (4) (5)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,503	(46)	26	(2) (3) (4) (5)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	3,547	3,488	3,468	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	1,386	1,351	1,354	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	693	680	677	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	518	505	506	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	470	256	253	(2) (3) (4) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	6,302	6,236	6,239	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,964	2,918	2,934	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	2,716	2,684	2,688	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	941	942	(2) (3) (4) (5)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
ESO Solutions, Inc	Health Care Technology	8.00%	L + 7.00%	1.00%	05/03/27	$36,294	$35,629	$35,659	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology		L + 7.00%	1.00%	05/03/27	3,292	(59)	(58)	(2) (3) (4) (5)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	07/22/27	34,262	34,106	34,094	(2) (3) (4)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	07/22/27	3,023	(14)	(15)	(2) (3) (4) (5)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	11/17/26	30,950	30,497	30,486	(3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	50,601	49,377	49,336	(3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	19,934	6,818	6,896	(3) (4) (5)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	3,067	996	993	(3) (4) (5)
Gainsight, Inc.	Software	7.50%	L + 6.75% PIK	0.75%	07/30/27	28,123	27,668	27,842	(2) (3) (4)
Gainsight, Inc.	Software		L + 6.75%	0.75%	07/30/27	4,830	(79)	(48)	(2) (3) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.50%	L + 6.50%	2.00%	06/24/25	13,860	13,638	13,721	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.50%	L + 6.50%	2.00%	06/24/25	2,425	2,387	2,400	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.50%	L + 6.50%	2.00%	06/24/25	1,749	556	566	(2) (3) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.50%	L + 6.50%	1.00%	01/29/27	26,575	25,991	26,442	(3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.00%	L + 6.00%	1.00%	01/29/27	3,460	2,039	2,073	(3) (4) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	2,337	(30)	(12)	(3) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	38,195	38,099	38,099	(3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	4,244	(11)	(11)	(3) (4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	13,262	(16)	(17)	(3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	20,888	20,633	20,784	(3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	6.75%	L + 5.75%	1.00%	05/22/26	914	422	429	(3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/22/26	3,409	(8)	(17)	(3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology	7.25%	L + 6.25%	1.00%	04/09/26	32,000	31,366	31,360	(3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	4,520	—	—	(3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	3,400	(67)	(68)	(3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	8,500	(84)	(85)	(3) (4) (5)
Heartland Home Services	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	13,607	6,880	6,840	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	17,736	17,466	17,559	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,353	7,216	7,280	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,309	146	162	(2) (3) (5)
Honor HN Buyer, Inc	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	10/15/27	22,096	21,667	21,654	(3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,542	(49)	(51)	(3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	13,873	(134)	(277)	(3) (4) (5)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	32,333	31,866	32,009	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,367	10,270	10,264	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	9,918	9,840	9,819	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	26,754	26,400	25,817	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%	1.00%	07/09/25	5,549	5,443	5,355	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure		L + 6.75%	1.00%	07/09/25	2,186	(27)	(76)	(2) (3) (4) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,611	22,278	22,611	(2) (3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	$22,131	$21,624	$22,131	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	369	359	369	(2) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.75%	L + 5.75%	1.00%	04/02/25	39,700	38,880	39,601	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	7.75%	L + 6.75%	1.00%	12/16/27	13,968	13,621	13,619	(3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals		L + 6.75%	1.00%	12/16/26	1,995	(49)	(50)	(3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	7.50%	L + 6.50%	1.00%	10/09/26	40,655	39,641	40,045	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	9,325	9,139	9,138	(3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	12/15/27	1,998	27	27	(3) (4) (5)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	60,151	58,996	58,948	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	6,271	6,149	6,146	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	5,374	569	564	(2) (3) (4) (5)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	24,802	24,446	24,701	(4)
MRI Software LLC	Real Estate Mgmt. & Development	6.50%	L + 5.50%	1.00%	02/10/26	16,629	16,505	16,562	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,143	(8)	(5)	(4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	15,546	15,240	15,236	(3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	15,726	7,630	7,706	(3) (4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,696	396	395	(3) (4) (5)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	21,192	20,837	20,768	(2) (3) (4)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	8,811	8,665	8,635	(2) (3) (4)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	10,411	7,393	7,363	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	3,246	(55)	(65)	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	5,679	(56)	(114)	(2) (3) (4) (5)
Picture Head Midco LLC	Entertainment	7.75%	L + 6.75%	1.00%	08/31/23	19,718	19,466	19,324	(2) (3) (4)
Pioneer Buyer I, LLC	Software	7.75%	L + 7.00% PIK	0.75%	11/01/28	21,778	21,356	21,342	(3) (4)
Pioneer Buyer I, LLC	Software		L + 6.50%	0.75%	11/01/27	3,900	(76)	(78)	(3) (4) (5)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	68,747	67,495	67,372	(2) (3) (4)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	4,600	(81)	(92)	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	17,077	16,751	16,735	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	9,231	2,393	2,262	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/27	2,769	447	443	(2) (3) (4) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	16,404	16,208	16,158	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	10,940	10,776	10,776	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	4,580	4,512	4,511	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services		L + 6.00%	1.00%	01/02/25	10,270	(154)	(154)	(2) (3) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	7.75%	L + 6.75%	1.00%	07/06/26	40,503	39,691	39,693	(2) (3) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	3,418	(65)	(68)	(2) (3) (4) (5)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	17,147	16,857	17,147	(1) (2) (3) (4)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	7,015	6,881	7,015	(1) (2) (3) (4)
Prophix Software Inc.(dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,118	(51)	—	(1) (2) (3) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.25%	L + 5.50%	0.75%	11/01/28	20,750	20,545	20,543	(3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.25%	L + 5.50%	0.75%	11/01/28	$1,274	$1,261	$1,261	(3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	0.75%	11/01/28	1,780	—	(18)	(3) (4) (5)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	24,293	23,851	24,232	(2) (3) (4)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	16,374	9,992	10,183	(2) (3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	13,670	13,513	13,567	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	9,685	9,632	9,612	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/21/25	1,806	(5)	(14)	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.25%	L + 6.25%	1.00%	05/25/27	19,155	18,803	18,819	(1) (2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,065	(55)	(54)	(1) (2) (3) (5)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	14,400	14,150	14,184	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	2,319	2,275	2,285	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,300	(39)	(34)	(2) (3) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.75%	L + 6.75%	1.00%	07/02/27	37,327	36,786	36,860	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.75%	L + 6.75%	1.00%	07/02/27	4,479	1,280	1,288	(2) (3) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	11,198	(80)	(140)	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	12,135	11,935	12,014	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	7,683	7,559	7,606	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.75%	L + 5.75%	1.00%	10/09/26	340	140	140	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	2,496	(40)	(25)	(2) (3) (5)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	7.50%	L + 6.50%	1.00%	08/31/27	40,585	39,729	39,672	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 6.50%	1.00%	08/31/26	5,134	(100)	(115)	(2) (3) (5)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	26,270	25,824	26,007	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	8,340	8,196	8,256	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	6,687	6,567	6,620	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	7.61%	L + 5.75%	1.00%	11/30/26	4,201	1,275	1,302	(2) (3) (5)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	3,333	(33)	(33)	(2) (3) (5)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.00%	L + 7.00%	1.00%	08/02/27	37,760	36,801	36,721	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	16,732	16,513	16,481	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	3,943	3,886	3,884	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	7,186	1,166	1,128	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.31%	L + 5.75%	1.00%	08/15/25	2,361	1,033	1,027	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	8.00%	L + 7.00%	1.00%	12/18/26	36,619	36,050	36,619	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	13,604	(65)	—	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	4,598	4,513	4,507	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.50%	L + 5.50%	1.00%	07/15/26	2,298	2,256	2,253	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		L + 5.50%	1.00%	07/15/26	1,150	(21)	(23)	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	20,241	19,894	20,038	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	7,028	6,415	6,430	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.25%	1.00%	12/21/26	2,812	(47)	(28)	(2) (3) (5)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	19,000	18,783	18,905	(3) (4)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	$20,700	$20,307	$20,286	(2) (3) (4)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	2,375	401	354	(2) (3) (4) (5)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	1,979	(37)	(40)	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	25,623	25,264	25,238	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	4,291	1,635	1,630	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		L + 5.50%	0.75%	06/29/27	858	(12)	(13)	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	12,701	12,553	12,574	(2) (3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	08/28/24	1,323	382	384	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	12,434	—	—	(3) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	2,146	—	—	(3) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	08/28/24	823	—	—	(3) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	18,507	18,186	18,507	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,400	(41)	—	(2) (3) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	15,786	15,472	15,470	(3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	5,262	3,844	3,830	(3) (4) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	2,100	(42)	(42)	(3) (4) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	5,262	(52)	(105)	(3) (4) (5)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	11,245	11,076	11,020	(2) (3) (4)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	8,673	8,523	8,500	(2) (3) (4)
WorkForce Software, LLC	Software	7.50%	L + 6.50% (incl. 1.00% PIK)	1.00%	07/31/25	980	966	960	(2) (3) (4)
WSO2, Inc.	IT Services	8.50%	L + 7.50% (incl. 3.00% PIK)	1.00%	11/04/26	28,182	27,634	27,618	(3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	32,260	31,664	31,695	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	25,350	24,868	24,906	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,145	(114)	(108)	(2) (3) (4) (5)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	9.00%	L + 8.00%	1.00%	12/21/26	46,540	45,355	45,493	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	1.00%	12/22/25	7,000	(167)	(157)	(2) (3) (5)
Total 1st Lien/Senior Secured Debt							2,243,253	2,243,664
2nd Lien/Senior Secured Debt 1.48%
Zep Inc.	Chemicals	9.25%	L + 8.25%	1.00%	08/11/25	$15,410	$15,376	$14,588	(4)
Total 2nd Lien/Senior Secured Debt							15,376	14,588

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts)

Investment #	Industry	Initial Acquisition Date(6)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 4.14%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,717	$4,366	(2) (3) (8)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	11,626	(3) (8)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	4,704	(2) (3) (8)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,027	(2) (3) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	9,310	(3) (8)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	1,697	(2) (3) (8)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,052	(3) (8)
Total Preferred Stock				39,729	40,782
Common Stock - 1.05%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,656	$2,775	(2) (3) (8)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,139	(2) (3) (8)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	372	(2) (3) (8)
Total Vision LLC	Health Care Providers & Services	07/15/21	65,714	1,150	1,183	(2) (3) (8)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	2,638	2,638	2,774	(2) (3) (8)
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,100	(3) (8)
Total Common Stock				8,544	10,343
Warrants - 0.17%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$1,667	(2) (3) (8)
Total Warrants				1,666	1,667
Total Investments - 234.59%				$2,308,568	$2,311,044

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L or S rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.58%, 0.34%, 0.21%, 0.15%, 0.10% and 0.08%, respectively. As of December 31, 2021, 3 month S was 0.05%, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021 the aggregate fair value of these securities is $132,095 or 5.56% of the Company’s total assets.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”
(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(4)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(5)

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

(6)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(7)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $52,792 or 5.36% of the Company's net assets. The initial acquisition dates have been included for such securities.

(8)	Non-income producing security.
PIK	Payment In Kind

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

On March 25, 2019 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common units of the Company’s limited liability company interests (“Units”) in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase Units each time the Company delivers a drawdown notice. On February 26, 2020, the Company’s board of directors (the “Board of Directors” or the “Board”) approved an extension of the final date on which the Company accepted Subscription Agreements (the “Final Closing Date”) to September 26, 2020.

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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee, whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of GSAM’s Private Credit Group (the “BDC Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, PMMC II Blocker III LLC, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”), PMMC II Blocker IV LLC, PMMC II Blocker V LLC and PMMC II Blocker VI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019
Prepayment premiums	$2,709	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$6,867	$979	$44

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.7% and 1.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2020, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2021 and December 31, 2020, the Company held an aggregate cash balance of $31,602 and $8,709. Foreign currency of $324 and $0 (acquisition cost of $383 and $0) is included in cash as of December 31, 2021 and December 31, 2020.

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

For the years ended December 31, 2021, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, Management Fees amounted to $12,002, $6,732 and $1,239. As of December 31, 2021, $3,762 remained payable.

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

For the years ended December 31, 2021, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, the Company accrued unvested Incentive Fees of $20,834, $0 and $0. As of December 31, 2021, $20,834 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2021, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2021, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,130, $650 and $221. As of December 31, 2021, $331 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2021, 2020 and for the period from April 11, 2019 (commencement of operations) to December 31, 2019, the Company incurred expenses for services provided by the Transfer Agent of $162, $120 and $86. As of December 31, 2021, $68 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$217,139	$(217,139)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$—	$217,139	$(217,139)	$—	$—	$—	$—
For the Year Ended December 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$385,707	$(385,707)	$—	$—	$—	$32
Total Non-Controlled Affiliates	$—	$385,707	$(385,707)	$—	$—	$—	$32

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2021 and December 31, 2020, there were $496 and $141 included within Accrued expenses and other liabilities, $0 and $176 included within Interest and other expense payable, $0 and $218 included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted GS BDC, GS PMMC and GS MMLC (which was merged with GS BDC on October 12, 2020), exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future (such as us and GS MMLC II), we and such other funds may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and investment portfolios of the aforementioned funds and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2021		December 31, 2020
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,243,253	$2,243,664	$1,167,691	$1,154,973
2nd Lien/Senior Secured Debt	15,376	14,588	—	—
Preferred Stock	39,729	40,782	3,649	3,716
Common Stock	8,544	10,343	—	357
Warrants	1,666	1,667	—	—
Total investments	$2,308,568	$2,311,044	$1,171,340	$1,159,046

The industry composition of the Company’s investments at fair value and net assets was as follows:

	December 31, 2021		December 31, 2020
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.2%	37.9%	18.6%	35.2%
Health Care Technology	14.6	34.2	13.2	24.9
Health Care Providers & Services	14.3	33.5	11.8	22.3
Professional Services	9.5	22.4	7.0	13.2
Real Estate Mgmt. & Development	7.8	18.3	6.5	12.3
Diversified Financial Services	7.1	16.6	1.1	2.1
Diversified Consumer Services	7.0	16.5	11.3	21.3
IT Services	3.5	8.3	4.0	7.6
Commercial Services & Supplies	3.1	7.2	4.4	8.3
Health Care Equipment & Supplies	2.4	5.6	3.1	5.8
Entertainment	2.0	4.8	1.5	2.9
Construction & Engineering	1.8	4.2	3.1	5.9
Aerospace & Defense	1.8	4.1	3.6	6.7
Transportation Infrastructure	1.7	4.0	—	—
Internet & Direct Marketing Retail	1.6	3.7	1.2	2.2
Hotels, Restaurants & Leisure	1.3	3.2	3.5	6.7
Independent Power and Renewable Electricity Producers	1.0	2.4	—	—
Trading Companies & Distributors	0.9	2.2	1.4	2.6
Chemicals	0.9	2.1	0.4	0.8
Insurance	0.9	2.0	2.0	3.9
Pharmaceuticals	0.6	1.4	—	—
Road & Rail	—	—	0.6	1.1
Interactive Media & Services	—	—	1.7	3.3
Total	100.0%	234.6%	100.0%	189.1%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2021	December 31, 2020
United States	97.2%	99.3%
Canada	2.2	0.7
United Kingdom	0.6	—
Total	100.0%	100.0%

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

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including: (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2021 and 2020. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,675,447	Discounted cash flows	Discount Rate	7.1% - 22.5%	8.6%
Equity
Preferred Stock	$9,611	Comparable multiples	EV/EBITDA(6)	10.5x - 26.8x	21.5x
	$2,183	Comparable multiples	EV/Revenue	—	5.7x
Common Stock	$5,469	Comparable multiples	EV/EBITDA(6)	11.0x - 19.2x	15.5x
	$2,774	Comparable multiples	EV/Revenue	—	18.9x
Warrants	$1,667	Comparable multiples	EV/Revenue	—	8.2x
As of December 31, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$721,563	Discounted cash flows	Discount Rate	6.0% - 16.6%	8.6%
Equity
Preferred Stock	$1,891	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	12.6x
Common Stock	357	Comparable multiples	EV/EBITDA(6)	9.3x - 16.0x	9.6x

(1)
As of December 31, 2021, included within Level 3 assets of $2,236,293 is an amount of $539,142 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,675,447 or 76.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2021				December 31, 2020
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$60,163	$2,183,501	$2,243,664	$—	$50,348	$1,104,625	$1,154,973
2nd Lien/Senior Secured Debt	—	14,588	—	14,588	—	—	—	—
Preferred Stock	—	—	40,782	40,782	—	—	3,716	3,716
Common Stock	—	—	10,343	10,343	—	—	357	357
Warrants	—	—	1,667	1,667	—	—	—	—
Total	$—	$74,751	$2,236,293	$2,311,044	$—	$50,348	$1,108,698	$1,159,046

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2021
1st Lien/Senior Secured Debt	$1,104,625	$1,475,521	$51	$10,994	$(400,064)	$11,088	$—	$(18,714)	$2,183,501	$12,994
Preferred Stock	3,716	36,993	94	985	(1,006)	—	—	—	40,782	1,025
Common Stock	357	8,544	—	1,442	—	—	—	—	10,343	1,442
Warrants	—	1,666	—	1	—	—	—	—	1,667	1
Total assets	$1,108,698	$1,522,724	$145	$13,422	$(401,070)	$11,088	$—	$(18,714)	$2,236,293	$15,462
For the Year Ended December 31, 2020
1st Lien/Senior Secured Debt	$399,513	$816,463	$(1)	$(11,368)	$(76,626)	$3,124	$—	$(26,480)	$1,104,625	$(11,483)
Preferred Stock	—	3,649	—	67	—	—	—	—	3,716	67
Common Stock	—	—	—	357	—	—	—	—	357	357
Total assets	$399,513	$820,112	$(1)	$(10,944)	$(76,626)	$3,124	$—	$(26,480)	$1,108,698	$(11,059)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained as assessed by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and 2020, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 174% and 212%.

The Company’s outstanding debt was as follows:

	December 31, 2021			December 31, 2020
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$292,000	$—	$292,000	$500,000	$102,300	$397,700
JPM Revolving Credit Facility(2)(3)	1,250,000	216,586	1,033,737	250,000	100,000	150,000
Total debt	$1,542,000	$216,586	$1,325,737	$750,000	$202,300	$547,700

(1)
Provides, under certain circumstances, a total borrowing capacity of $292,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000.
(3)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $1,019,000, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 10,800. As of December 31, 2020, the Company had outstanding borrowings denominated in USD of $150,000.

The combined weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2021 and 2020 were 3.05% and 2.84% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2021 and 2020 was $912,583 and $225,376.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Union Bank, N.A., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021,

September 17, 2021 and December 23, 2021. Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $292,000 as of December 31, 2021. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

Costs of $4,775 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of December 31, 2021 and December 31, 2020, outstanding deferred financing costs were $435 and $1,290.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019
Borrowing interest expense	$8,302	$5,488	$2,792
Facility fees	261	768	254
Amortization of financing costs	2,122	1,680	538
Total	$10,685	$7,936	$3,584
Weighted average interest rate	2.60%	2.77%	4.22%	*
Average outstanding balance	$319,820	$198,420	$101,126	*

* Amount was calculated beginning on May 7, 2019, the date in which the Company entered into the MUFG Revolving Credit Facility.

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator. The Company amended the JPM Revolving Credit Facility on February 12, 2021, March 5, 2021, June 25, 2021, August 17, 2021 and October 29, 2021.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) the three-month LIBOR (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 3.10% per annum. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2021, the total commitments under the JPM Revolving Credit Facility were $1,250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to six months extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $8,737 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2021 and December 31, 2020, outstanding deferred financing costs were $7,260 and $2,720.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Year Ended December 31,	For the Year Ended December 31,		For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020		2019
Borrowing interest expense	$19,574	$911		N/A
Facility fees	1,457	207		N/A
Amortization of financing costs	1,322	156		N/A
Total	$22,353	$1,274		N/A
Weighted average interest rate	3.30%	3.38%	*	N/A
Average outstanding balance	$592,763	$99,657	*	N/A

* Amount was calculated beginning on September 24, 2020, the date in which the Company entered into the JPM Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2021			December 31, 2020
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$472,260	68%	$1,475,812	$848,592	43%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment(1)
	December 31, 2021	December 31, 2020
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,059	$1,160
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	3,694	—
Acquia, Inc.	1,933	1,933
Apptio, Inc.	462	769
AQ Helios Buyer, Inc. (aka SurePoint)	12,903	—
Aria Systems, Inc.	1,720	—
Assembly Intermediate LLC	11,574	—
Bigchange Group Limited	3,993	—
Bullhorn, Inc.	2,373	1,328
Businessolver.com, Inc.	4,529	—
Capitol Imaging Acquisition Corp.	9,170	8,024
CFS Management, LLC (dba Center for Sight Management)	2,393	—
Checkmate Finance Merger Sub, LLC	2,831	—
Chronicle Bidco Inc. (dba Lexitas)	5,521	6,966
CivicPlus LLC	3,217	—
CloudBees, Inc.	11,620	—
Convene 237 Park Avenue, LLC (dba Convene)	3,200	—
CORA Health Holdings Corp	8,092	—
Cordeagle US Finco, Inc. (aka Condeco)	10,460	—
CorePower Yoga LLC	633	—
CST Buyer Company (dba Intoxalock)	1,291	1,291
DECA Dental Holdings LLC	6,208	—
Diligent Corporation	7,508	6,792
Elemica Parent, Inc.	207	1,830
Eptam Plastics, Ltd.	409	2,865
ESO Solutions, Inc	3,292	—
Experity, Inc.	3,023	—
Fullsteam Operations LLC	14,785	—
Gainsight, Inc.	4,830	—
GHA Buyer Inc. (dba Cedar Gate)	1,166	1,924

	Unfunded Commitment(1)
	December 31, 2021	December 31, 2020
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$3,707	$—
Governmentjobs.com, Inc. (dba NeoGov)	17,506	4,150
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,889	4,502
HealthEdge Software, Inc.	16,420	—
Heartland Home Services	6,631	—
Helios Buyer, Inc. (dba Heartland)	2,125	9,487
Honor HN Buyer, Inc	16,415	—
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	2,186	2,186
LS Clinical Services Holdings, Inc (dba CATO)	1,995	—
Millstone Medical Outsourcing, LLC	1,932	—
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	4,702	—
MRI Software LLC	1,143	23,812
NFM & J, L.P. (dba the Facilities Group)	10,110	—
One GI LLC	11,764	22,304
Pioneer Buyer I, LLC	3,900	—
Pluralsight, Inc	4,600	—
Premier Care Dental Management, LLC	9,056	—
Premier Imaging, LLC (dba Lucid Health)	10,270	—
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc.(dba Pound Bidco)	3,118	—
PT Intermediate Holdings III, LLC (dba Parts Town)	1,780	—
Purfoods, LLC	6,150	16,400
Riverpoint Medical, LLC	1,806	1,806
Rodeo Buyer Company (dba Absorb Software)	3,065	—
StarCompliance Intermediate, LLC	2,300	—
Sundance Group Holdings, Inc. (dba NetDocuments)	14,333	—
Sunstar Insurance Group, LLC	2,693	10,232
Superman Holdings, LLC (dba Foundation Software)	5,134	5,134
Sweep Purchaser LLC	6,190	12,604
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	7,249	6,287
Thrasio, LLC	13,604	9,250
Total Vision LLC	1,150	—
USN Opco LLC (dba Global Nephrology Solutions)	3,339	9,844
Volt Bidco, Inc. (aka Power Factors)	3,953	—
VRC Companies, LLC (dba Vital Records Control)	3,455	—
WebPT, Inc.	16,096	2,514
Wellness AcquisitionCo, Inc. (dba SPINS)	2,400	20,580
WhiteWater Holding Company LLC	8,688	—
Zarya Intermediate, LLC (dba iOFFICE)	6,145	—
Zodiac Intermediate, LLC (dba Zipari)	7,000	7,000
Blacksmith Applications, Inc.	—	1,900
ConnectWise, LLC	—	1,152
FWR Holding Corporation (dba First Watch Restaurants)	—	122
Granicus, Inc.	—	2,183
Instructure Holdings	—	3,690
Mailgun Technologies, Inc.	—	1,263
Villa Bidco Inc (dba Authority Brands)	—	8,217
WorkForce Software, LLC	—	980
Total 1st Lien/Senior Secured Debt	$395,513	$225,899
Total	$395,513	$225,899
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2021
June 28, 2021	1,126,459	$110,686
August 13, 2021	1,224,208	118,065
September 17, 2021	1,518,480	147,581
Total capital drawdowns	3,869,147	$376,332
For the Year Ended December 31, 2020
January 29, 2020	509,491	$50,226
March 30, 2020	1,246,165	124,445
April 24, 2020	312,920	28,892
July 30, 2020	1,406,409	133,335
August 18, 2020	248,403	23,423
October 16, 2020	390,850	37,124
Total capital drawdowns	4,114,238	$397,445
For the period from April 11, 2019 (commencement of operations) to December 31, 2019
May 3, 2019	324,643	$32,464
June 21, 2019	524,568	51,943
July 30, 2019	306,641	30,269
August 27, 2019	178,445	17,642
October 29, 2019	211,343	20,865
November 27, 2019	257,081	25,531
December 23, 2019	510,556	51,061
Total capital drawdowns	2,313,277	$229,775

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82
May 5, 2021	July 5, 2021	July 30, 2021	$2.64
August 4, 2021	October 5, 2021	October 28, 2021	$2.51
November 4, 2021	December 31, 2021	January 31, 2022	$2.75

For the Year Ended December 31, 2020
February 19, 2020	April 3, 2020	April 29, 2020	$1.44
May 5, 2020	July 6, 2020	July 31, 2020	$1.67
August 4, 2020	October 5, 2020	October 29, 2020	$1.83
November 4, 2020	December 31, 2020	January 29, 2021	$2.15
For the period from April 11, 2019 (commencement of operations) to December 31, 2019
October 2, 2019	October 4, 2019	October 25, 2019	$1.25
October 30, 2019	December 31, 2019	January 27, 2020	$1.98

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Year Ended December 31,	For the Year Ended December 31,	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019
Net increase in Members’ Capital from operations	$88,026	$25,632	$4,404
Weighted average Units outstanding	7,918,529	4,712,521	1,048,925
Basic and diluted earnings per unit	$11.12	$5.44	$4.20

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Distributions paid from:
Ordinary Income	$88,362	$37,982	$6,254
Net Long-Term Capital Gains	3,868	—	—
Total Taxable Distributions	$92,230	$37,982	$6,254

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Undistributed Ordinary Income—net	$774	$—	$—
Undistributed Long-Term Capital Gains	—	—	—
Total Undistributed Earnings	$774	$—	$—
Capital Loss Carryforward(1)
Perpetual Long-Term	$—	$(1,758)	$—
Perpetual Short-Term	—	(500)	—
Timing Differences (Dividend Payable/Organizational Costs/Incentive Fee)	(111)	(1,177)	(344)
Unrealized Earnings (Losses)—net	3,516	(9,036)	(562)
Total Accumulated Earnings (Losses)—net	$4,179	$(12,471)	$(906)
(1)
The Company utilized $2,257 of capital losses.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Tax cost	$2,306,932	$1,168,012	$406,440
Gross unrealized appreciation	17,011	4,711	724
Gross unrealized depreciation	(13,495)	(13,747)	(1,286)
Net unrealized investment appreciation on investments	$3,516	$(9,036)	$(562)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses. For the years ended December 31, 2021, 2020, and the period from April 11, 2019 (commencement of operations) to December 31, 2019, the Company reclassified $(20,853), $(786) and $(943) from total distributable earnings to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the period from April 11, 2019 (commencement of operations) to December 31, 2019
Net increase in members' capital resulting from operations	$88,026	$25,632	$4,404
Adjustments:
Net unrealized loss (gain)	(14,243)	11,802	562
Income not currently taxable	(3)	5	—
Income for tax but not for book	(92)	—	—
Expenses not currently deductible	20,856	771	1,083
Expenses for tax but not for book	(9)	(9)	—
Realized gain (loss) differences	(566)	(3,236)	—
Taxable income net of capital loss carryforward	$93,969	$34,965	$6,049
Capital loss carryforward	—	2,257	—
Taxable income(1)	$93,969	$37,222	$6,049

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended	For the Year Ended	For the period from April 11, 2019 (commencement of operations) to December 31,
	2021	2020	2019
Per Unit Data:(1)
NAV, beginning of period	$95.37	$98.53	$100.00
Net investment income	9.27	7.94	4.69
Net realized and unrealized gains (losses)(2)	1.77	(4.00)	(2.93)
Income tax provision, realized and unrealized gains	(0.01)	(0.01)	—
Net increase (decrease) in net assets from operations(2)	$11.03	$3.93	1.76
Distributions declared from net investment income	(10.72)	(7.09)	(3.23)
Total increase (decrease) in net assets	$0.31	$(3.16)	(1.47)
NAV, end of period	$95.68	$95.37	$98.53
Units outstanding, end of period	10,296,662	6,427,515	2,313,277
Weighted average units outstanding	7,918,529	4,712,521	1,048,925
Total return based on NAV(3)	11.57%	3.99%	1.76%
Supplemental Data/Ratio:
Members’ Capital, end of period	$985,148	$613,020	$227,925
Ratio of net expenses to average Members’ Capital	9.06%	4.37%	8.78%	(4)
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	2.08%	2.31%	4.03%	(4)
Ratio of interest and other debt expenses to average Members’ Capital	4.28%	2.06%	4.75%	(4)
Ratio of incentive fees to average Members’ Capital	2.70%	—%	—%
Ratio of total expenses to average Members’ Capital	9.06%	4.37%	8.78%	(4)
Ratio of net investment income to average Members’ Capital	9.50%	8.35%	7.00%	(4)
Portfolio turnover	29%	11%	8%

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

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 15, 2022, SPV entered into a third amendment (the “Third Amendment”) to the JPM Revolving Facility. The Third Amendment, among other things, (i) increased the lender commitments by $200 million to $1.45 billion; (ii) reduced the Applicable Margin (as defined in the Amended and Restated Loan and Security Agreement) from 3.10% to 2.75% and (iii) replaced the LIBOR Rate with Term SOFR plus an adjustment as the interest rate benchmark with respect to loans denominated in U.S. dollars.

On March 2, 2022, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per unit, including net investment income (if positive) for the period January 1, 2022 through March 31, 2022, payable on or about April 28, 2022 to Unitholders of record as of April 4, 2022.

Goldman Sachs Private Middle Market Credit II LLC—Tax Information (Unaudited)

During the year ended December 31, 2021, the Company designates 93.86% of its distributions from net investment company taxable income as either interest-related dividends or short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2021, the Company designates 96.27% of the dividends paid from net investment company taxable income as section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designates $3,868,131 or, if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2021.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2021:

Total remuneration for the financial year ending 31 December 2021 paid by the AIFM to 43 staff in respect of the management of the assets of the Company	US $6,883,853, made up of: • US $1,878,777 fixed remuneration • US $5,005,076 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $3,584,167
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $3,299,687

The remuneration figures above:

1. relate to the proportion of time spent by those staff on the management of the assets of the Company;

2. relate to the portion of the year for which the Company was subject to the Directive; and

3. do not include figures for those staff whose activities may impact the Company but who provide services through other affiliates of the AIFM.

II. Swiss Disclosure

The Fund’s offering memorandum or equivalent document, constitutional documents, the annual reports and, where produced by the Fund, the semi-annual reports, may be obtained free of charge from the Swiss Representative. In respect of the shares or interests offered in Switzerland to Qualified Investors, the place of performance is at the registered office of the Swiss Representative. The place of jurisdiction is at the registered office of the Swiss Representative or at the registered office or place of residence of the investor.

Swiss Representative: FIRST INDEPENDENT FUND SERVICES LTD, Klausstrasse 33, CH-8008 Zurich.

Swiss Paying Agent: GOLDMAN SACHS BANK AG, Claridenstrasse 25, CH-8002 Zurich.

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

In respect of the period ended December 31, 2021, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

1 New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

As previously announced, on March 2, 2022 our Board of Directors approved Gabriella Skirnick’s appointment as Chief Operating Officer of the Company. The Board has determined that Ms. Skirnick’s appointment will be effective as of March 7, 2022. Ms. Skirnick has also been appointed as Chief Operating Officer of GS BDC, GS PMMC, GS MMLC II, in each case effective as of March 7, 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors consists of four directors, three of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Jaime Ardila (66)	Chairman of the Board of Directors since January 2017; Director since February 2019

Mr. Ardila is retired. He is Director, Accenture plc (2013– Present) and Director, Nexa Resources (2019 – Present). Formerly, he was director of Ecopetrol (2016-2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Chairman of the Board of Directors—the Company, GS BDC and GS PMMC.

Accenture plc (a management consulting services company); Nexa Resources (an oil and gas company); GS BDC; GS PMMC
Ross J. Kari (63)	Director since February 2019

Mr. Kari is retired. He is Director, Summit Bank (2014-Present). Formerly, he was Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a Member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

Director—the Company, GS BDC and GS PMMC.

Summit Bank; GS BDC; GS PMMC
Susan B. McGee (62)	Director since February 2019

Ms. McGee is retired. She is Director, ETTL Engineers and Consultants Inc. (2018-Present); and Director, Nobul Corporation (2019-Present). She formerly held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

Director—the Company, GS BDC and GS PMMC.

ETTL Engineers and Consultants Inc.; Nobul Corporation (a digital real estate company); GS BDC; GS PMMC
Interested Directors*
Katherine (“Kaysie”) P. Uniacke (61)	Director since February 2019

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). Formerly, she was Global Chief Operating Officer— GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director— Goldman Sachs (1997–2002).

Director— the Company, GS BDC, GS PMMC and GS MMLC II.

Goldman Sachs Asset Management International; Goldman Sachs Dublin and Luxembourg family of funds; GS BDC; GS PMMC; GS MMLC II

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern*	50	Chief Executive Officer and President
Jon Yoder**	48	Chief Operating Officer
Carmine Rossetti	43	Chief Financial Officer and Treasurer
Julien Yoo	50	Chief Compliance Officer
David Yu	40	Executive Vice President and Head of Research
David Pessah	36	Principal Accounting Officer
Jordan Walter	41	Executive Vice President
Michael Mastropaolo	42	Executive Vice President

*

Brendan McGovern intends to retire from his position as Chief Executive Officer and President of the Company, effective March 7, 2022. The Board appointed Alex Chi, age 49, and David Miller, age 52, as co-Chief Executive Officers and co-Presidents, effective March 7, 2022.

**

On February 23, 2022, Jon Yoder resigned from his position as Chief Operating Officer of the Company, effective March 7, 2022. The Board appointed Gabriella Skirnick, age 44, as Chief Operating Officer, effective March 7, 2022.

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

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since February 2019. He also serves on the Board of Directors of GS BDC and GS PMMC. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also serves as a Director and a member of the Audit Committee and Asset-Liability Committee Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since February 2019. She also serves on the Board of Directors of GS BDC and GS PMMC. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants and for Nobul Corporation (a digital real estate company). Ms McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters.

Interested Directors:

Kaysie Uniacke. Ms. Uniacke has served on the Board of Directors of the Company since February 2019. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, and GS BDC, GS PMMC and GS MMLC II; and is an advisory director to Group Inc. Previously, she was global chief operating officer of the Investment Adviser’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed the Investment Adviser’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of the Investment Adviser’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke’s depth of experience in financial and investment matters gives our Board of Directors valuable industry-specific knowledge and expertise on these and other matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern is the chief executive officer and president of the Company. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC, GS PMMC and GS MMLC II and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation. Mr. McGovern intends to retire from his position as chief executive officer and president of the Company, GS BDC, GS PMMC and GS MMLC II effective March 7, 2022.

Alex Chi. Effective March 7, 2022, Mr. Chi will commence serving as the Company’s co-chief executive officer and co-president. Effective March 7, 2022, Mr. Chi will also commence serving as the co-chief executive officer and co-president of GS BDC, GS PMMC and GS MMLC II. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’s Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’s relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Effective March 7, 2022, Mr. Miller will commence serving as the Company’s co-chief executive officer and co-president. Effective March 7, 2022, Mr. Miller will also commence serving as the co-chief executive officer and co-president of GS BDC, GS PMMC and GS MMLC II. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. He co-founded in 2004 Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Jon Yoder. Mr. Yoder is the chief operating officer of the Company. Mr. Yoder is the chief operating officer of GS BDC, GS PMMC and GS MMLC II and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. Mr. Yoder joined Goldman Sachs in 2005. Prior to joining Goldman Sachs, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP. Mr. Yoder resigned from his position as chief operating officer of the Company, GS BDC, GS PMMC and GS MMLC II effective March 7, 2022.

Gabriella Skirnick. Effective March 7, 2022, Ms. Skirnick will commence serving as the Company’s chief operating officer. Effective March 7, 2022, Ms. Skirnick will also commence serving as the chief operating officer of GS BDC, GS PMMC and GS MMLC II. Ms. Skirnick is global chief operating officer of Goldman Sachs Asset Management Private Credit. Prior to joining the Merchant Banking Division as global chief operating officer of the Private Credit investing platform in 2017, she spent six years in the Investment Banking Division in the Technology, Media and Telecom Group, where she focused on technology mergers and acquisitions, as well as in the Americas Financing Group. Ms. Skirnick joined Goldman Sachs as an analyst in the Communications, Media and Entertainment Group within the Investment Banking Division in 2000 and rejoined the firm in 2010. Before re-joining Goldman Sachs, Ms. Skirnick worked in distressed investing at Aurelius Capital Management and Perella Weinberg Partners. She was named managing director of Goldman Sachs in 2017.

Carmine Rossetti. Mr. Rossetti is the chief financial officer, treasurer and principal financial officer of the Company. Mr. Rossetti is the chief financial officer, treasurer and principal financial officer of GS BDC, GS PMMC and GS MMLC II. Mr. Rossetti was previously employed with HPS Investment Partners, LLC where he was a Senior Vice President and Global Fund Controller since April 2020. Prior to joining HPS Investment Partners, Mr. Rossetti was Principal Accounting Officer of GS BDC, GS PMMC, GS PMMC II and GS MMLC. He was also a Vice President in the Finance Division of Goldman Sachs & Co. LLC. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company. Ms. Yoo is the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC and GS MMLC II. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

David Yu. Mr. Yu is an executive vice president and head of research for the Company. Mr. Yu is executive vice president and Head of Research of GS BDC, GS PMMC and GS MMLC II and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

David Pessah. Mr. Pessah is the principal accounting officer of the Company. Mr. Pessah is principal accounting officer of GS BDC, GS PMMC and GS MMLC II. Mr. Pessah is a vice president in the BDC Fund Controllers team of the Investment Adviser. Mr. Pessah is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment for the Company. Prior to joining Goldman Sachs, Mr. Pessah worked in the audit practice at Ernst & Young LLP.

Jordan Walter. Mr. Walter is an executive vice president of the Company. Mr. Walter is executive vice president of GS BDC, GS PMMC and GS MMLC II and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining Goldman Sachs, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at General Electric.

Michael Mastropaolo. Mr. Mastropaolo is an executive vice president of the Company. Mr. Mastropaolo is executive vice president of GS BDC, GS PMMC and GS MMLC II and a member of the GSAM Credit Alternatives team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a member of the Private Credit Group’s BDC Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined Goldman Sachs in 2016. Prior to joining Goldman Sachs, Mr. Mastropaolo was a director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo started his career at General Electric in the Investment Analyst training program at GE Capital.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director. Mr. Kari is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Kari is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held five formal meetings in 2021.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board (and election by the Preferred Unitholders, if applicable), when necessary, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

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

The Governance and Nominating Committee held two formal meetings in 2021.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, the Placement Agents, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held four formal meetings in 2021.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Advisory Agreement and our placement agency (if any) and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, transfer agents, printing firms and professional firms (other than the Company’s independent auditor, which is the responsibility of the Audit Committee).

The Contract Review Committee had one formal meeting in 2021.

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

Compensation of Directors

For the year ended December 31, 2021, each Independent Director was compensated with an $80,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the Year Ended December 31, 2021 (5)	Total Compensation From the the Goldman Sachs Fund Complex for the Year Ended December 31, 2021 (5)
Interested Director
Kaysie Uniacke (1)	–	–
Independent Directors
Jaime Ardila(2)	$105,000	$341,000
Ross Kari(3)	$90,000	$275,000
Ann B. Lane(4)	$80,000	$255,000
Susan B. McGee	$80,000	$255,000

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.
(2)	Includes compensation as Chair of the Board.
(3)	Includes compensation as audit committee financial expert.
(4)	Ms. Lane resigned from the Board on December 31, 2021.
(5)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2022, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	347	*
Independent Directors
Jaime Ardila	—	—	—
Ross Kari	—	—	—
Susan B. McGee	Record/Beneficial	625	*
Executive Officers
Brendan McGovern(2)	Record/Beneficial	276	*
Jon Yoder(3)	Record/Beneficial	347	*
Carmine Rossetti	—	—	—
Julien Yoo	—	—	—
David Yu	Record/Beneficial	278	*
David Pessah	—	—	—
Jordan Walter	Record/Beneficial	347	*
Michael Mastropaolo	Record/Beneficial	694	*
All officers and directors as a group (12 persons)	Record/Beneficial	2,914	*

*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit II LLC, 200 West Street New York, New York 10282.
(2)

Brendan McGovern intends to retire from his position as Chief Executive Officer and President of the Company, effective March 7, 2022. The Board appointed Alex Chi, age 49, and David Miller, age 52, as co-Chief Executive Officers and co-Presidents of the Company, effective March 7, 2022.

(3)

On February 23, 2022, Jon Yoder resigned from his position as Chief Operating Officer of the Company, effective March 7, 2022. The Board appointed Gabriella Skirnick, age 44, as Chief Operating Officer of the Company, effective March 7, 2022.

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

For the year ended December 31, 2021, we paid GSAM a total of $10.49 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $10.49 million in Management Fees and no Incentive Fees.

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

Co-Investment Opportunities

The Company may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments by us and other funds managed by GSAM and its affiliates may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted exemptive relief that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC, GS PMMC and GS MMLC II), each of whose investment adviser is GSAM, including the GSAM Credit Alternatives Team, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020 were $429,500 and $354,500, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2021 and 2020 were $1,116,432 and $1,126,432, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2021 and 2020.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2021 and 2020.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2021 and 2020.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2021 and 2020. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page 73 of this annual report on Form 10-K.

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

3.2

Third Amended and Restated Limited Liability Company Agreement dated December 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on December 20, 2021).

4.1	Description of Securities, (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K (File No. 000-56052) filed on February 20, 2020).

10.1

Amended and Restated Loan and Security Agreement, dated as of March 5, 2021, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as its designated Manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on March 9, 2021).

10.1.1

First Amendment to Amended and Restated Loan and Security Agreement, dated as of March 5, 2021, by and among SPV, as borrower, the Company, as its designated Manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on August 20, 2021.

10.1.2

Second Amendment to Amended and Restated Loan and Security Agreement, dated as of March 5, 2021, by and among SPV, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on November 1, 2021.

10.1.3

Second Commitment Increase Request, dated as of June 25, 2021, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as its designated Manager, JPMorgan Chase Bank, National Association as lender, and JPMorgan Chase Bank, National Association as administrative agent for the lenders thereunder, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on June 29, 2021

10.2

Investment Management and Advisory Agreement, dated as of February 27, 2019, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56502), filed on May 2, 2019).

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

10.6

Revolving Credit Agreement, dated as of May 7, 2019, between the Company, as Initial Borrower and MUFG Union Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Borrower (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No 1. to Form 10 (File No. 000-56502), filed on June 21, 2019).

10.6.1

Joinder agreement, dated as of June 26, 2019, by People’s United Bank National Association, as Subsequent Lender in favor of the Company, as borrower, and MUFG Union Bank, N.A., as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on July 1, 2019).

10.6.2

First Amendment to Revolving Credit Agreement, dated as of July 31, 2019, between the Company, as Borrower, MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01307), filed on August 1, 2019).

10.6.3

Second Amendment to Revolving Credit Agreement, dated as of December 6, 2019, by and among the Company, as Borrower, and MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on December 11, 2019).

10.6.4

Third Amendment to Revolving Credit Agreement, dated as of January 27, 2020, by and among the Company, as Borrower, and MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on January 30, 2020).

10.6.5

Fourth Amendment to Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company, as Borrower, and MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on December 30, 2020).

10.6.6*

Fifth Amendment to Revolving Credit Agreement, dated as of December 23, 2021, by and among Goldman Sachs Private Middle Market Credit II LLC, as borrower, MUFG Union Bank, N.A., as Administrative Agent and the Letter of Credit Issuer, and the Lenders party thereto.

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on February 25, 2021).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on February 25, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21.1*	Power of attorney (included on the signature page hereto).

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2022	GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Carmine Rossetti and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2022.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Carmine Rossetti Carmine Rossetti	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ David Pessah David Pessah	Principal Accounting Officer

/s/ Jaime Ardila Jaime Ardila	Chairman of the Board of Directors

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director