Form 10-Q
period 2022-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2022-05-10
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2022, there were 10,296,662 units of the limited liability company's common units outstanding.

2

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

• our future operating results;

• the impact of the novel coronavirus ("COVID-19") pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;

• changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic;

• uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the war between Russia and Ukraine;

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

• the impact of interruptions in the supply chain on our portfolio companies; and

• the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,454,027 and $2,308,568)	$2,452,988	$2,311,044
Cash	39,679	31,602
Receivable for investments sold	3,616	1,099
Interest and dividends receivable	21,835	22,973
Deferred financing costs	7,917	7,695
Other assets	230	18
Total assets	$2,526,265	$2,374,431
Liabilities
Debt	$1,477,807	$1,325,737
Interest and other debt expenses payable	9,191	8,669
Management fees payable	3,751	3,762
Incentive fees payable	24,827	20,834
Payable for investments purchased	1,170	124
Distribution payable	—	28,363
Directors’ fees payable	69	4
Accrued expenses and other liabilities	1,675	1,790
Total liabilities	$1,518,490	$1,389,283
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (10,296,662 and 10,296,662 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	980,969	980,969
Distributable earnings	26,806	4,179
Total members’ capital	$1,007,775	$985,148
Total liabilities and members’ capital	$2,526,265	$2,374,431
Net asset value per unit	$97.87	$95.68

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$43,134	$26,805
Payment-in-kind	2,891	161
Other income	842	520
Total investment income	$46,867	$27,486
Expenses:
Interest and other debt expenses	$12,149	$5,950
Management fees	3,751	2,349
Incentive fees	3,993	7,352
Professional fees	404	488
Directors’ fees	71	90
Other general and administrative expenses	616	540
Total expenses	$20,984	$16,769
Net investment income	$25,883	$10,717

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(3)
Foreign currency transactions	—	(2)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,515)	6,348
Foreign currency translations	422	—
Net realized and unrealized gains (losses)	$(3,093)	$6,343
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(163)	57
Net increase in members’ capital from operations	$22,627	$17,117
Weighted average units outstanding	10,296,662	6,427,515
Net investment income per unit (basic and diluted)	$2.51	$1.67
Earnings per unit (basic and diluted)	$2.20	$2.66

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Members’ capital at beginning of period	$985,148	$613,020
Increase in members’ capital from operations:
Net investment income	$25,883	$10,717
Net realized gain	—	(5)
Net change in unrealized appreciation (depreciation)	(3,093)	6,348
(Provision) benefit for unrealized appreciation/depreciation on investments	(163)	57
Net increase in members’ capital from operations	$22,627	$17,117
Total increase in members’ capital	$22,627	$17,117
Members’ capital at end of period	$1,007,775	$630,137

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$22,627	$17,117
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(156,115)	(230,124)
Payment-in-kind interest capitalized	(2,984)	(120)
Proceeds from sales of investments and principal repayments	15,822	101,694
Net realized (gain) loss on investments	—	3
Net change in unrealized (appreciation) depreciation on investments	3,515	(6,348)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	10	—
Amortization of premium and accretion of discount, net	(2,182)	(2,748)
Amortization of deferred financing costs	835	1,121
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(2,517)	(3,658)
(Increase) decrease in interest and dividends receivable	1,138	(422)
(Increase) decrease in other assets	(212)	(216)
Increase (decrease) in interest and other debt expenses payable	522	947
Increase (decrease) in management fees payable	(11)	101
Increase (decrease) in incentive fees payable	3,993	7,352
Increase (decrease) in payable for investments purchased	1,046	45
Increase (decrease) in directors’ fees payable	65	84
Increase (decrease) in accrued expenses and other liabilities	(115)	191
Net cash provided by (used for) operating activities	$(114,563)	$(114,981)
Cash flows from financing activities:
Offering costs paid	$—	$(240)
Distributions paid	(28,363)	(13,798)
Financing costs paid	(1,057)	(2,452)
Borrowings on debt	167,070	467,119
Repayments of debt	(15,000)	(327,750)
Net cash provided by (used for) financing activities	$122,650	$122,879
Net increase (decrease) in cash	8,087	7,898
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	—
Cash, beginning of period	31,602	8,709
Cash, end of period	$39,679	$16,607
Supplemental and non-cash activities
Interest expense paid	$10,167	$3,508

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity		Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 236.81%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	6.76%	L + 5.75%	1.00%	11/06/26		$8,611	$8,509	$8,482	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	8.25%	P + 4.75%	3.50%	11/06/26		1,059	510	506	(1) (2) (3) (4) (5)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	8.25%	P + 4.75%	3.50%	11/06/26	CAD	128	101	101	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	06/16/23		2,145	2,137	2,134	(2) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		14,778	14,470	14,963	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		1,100	417	454	(2) (3) (4) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		2,759	(29)	34	(2) (3) (4) (5)
Acquia, Inc.	Software	8.00%	L + 7.00%	1.00%	10/31/25		24,940	24,541	24,504	(2) (3) (4)
Acquia, Inc.	Software		L + 7.00%	1.00%	10/31/25		1,933	(28)	(34)	(2) (3) (4) (5)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		26,813	26,209	26,813	(2) (4)
Apptio, Inc.	IT Services	8.25%	L + 7.25%	1.00%	01/10/25		769	289	308	(2) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.00%	S + 7.00%	1.00%	07/01/26		29,120	28,610	28,610	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.00%	S + 7.00%	1.00%	07/01/26		4,160	2,425	2,423	(2) (3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	9.00%	S + 8.00%	1.00%	07/01/26		10,510	1,237	1,421	(2) (3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.00%	S + 7.00%	1.00%	07/01/26		560	549	550	(2) (3) (4)
Argos Health Holdings, Inc	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	12/03/27		19,900	19,520	19,502	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		14,987	14,790	14,799	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.00%	L + 7.00%	1.00%	06/30/26		3,775	2,026	2,008	(2) (3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services	8.01%	L + 7.00%	1.00%	10/19/27		39,908	39,158	39,310	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	8.00%	L + 7.00%	1.00%	10/19/27		9,977	2,279	2,245	(2) (3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services		L + 7.00%	1.00%	10/19/27		3,991	(74)	(60)	(2) (3) (4) (5)
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/22/26	GBP	10,810	14,228	13,917	(1) (2) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/22/26	GBP	790	1	(21)	(1) (2) (3) (4) (5)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/22/26	GBP	2,160	(52)	(57)	(1) (2) (3) (4) (5)
Broadway Technology, LLC	Diversified Financial Services	7.50%	S + 6.50%	1.00%	01/08/26		23,958	23,546	23,718	(2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	1.00%	01/08/26		1,010	(20)	(10)	(2) (3) (4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	6.75%	S + 6.00%	0.75%	01/25/28		48,084	47,263	47,243	(3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	0.75%	01/25/28		1,924	(33)	(34)	(3) (4) (5)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		13,666	13,473	13,598	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		1,574	1,567	1,566	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		632	624	629	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		283	280	282	(2) (3) (4)
Bullhorn, Inc.	Professional Services	6.76%	L + 5.75%	1.00%	09/30/26		226	223	225	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		693	(9)	(3)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		857	(4)	(4)	(2) (3) (4) (5)
Businessolver.com, Inc.	Health Care Technology	6.50%	L + 5.75%	0.75%	12/01/27		16,822	16,662	16,654	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27		4,529	(21)	(45)	(2) (3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.50%	L + 6.50%	1.00%	10/01/26		40,130	39,497	39,628	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		L + 6.50%	1.00%	10/01/25		9,170	(131)	(115)	(2) (3) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24		18,220	18,051	18,038	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24	$4,561	$4,515	$4,515	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24	1,776	1,763	1,758	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	7.25%	S + 6.25%	1.00%	07/01/24	919	70	72	(2) (3) (4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment	7.51%	L + 6.50%	1.00%	12/31/27	28,307	27,757	27,812	(2) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	2,831	(54)	(50)	(2) (3) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	18,331	15,923	16,107	(2) (3) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,244	10,050	10,218	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	10,215	10,062	10,189	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.00%	L + 6.00%	1.00%	11/14/25	4,301	4,235	4,291	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		L + 6.00%	1.00%	11/14/25	1,320	(16)	(3)	(2) (3) (4) (5)
CivicPlus LLC	Software	6.75%	L + 6.00%	0.75%	08/24/27	5,700	5,595	5,572	(2) (3) (4)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	537	(10)	(12)	(2) (3) (4) (5)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	2,680	(24)	(60)	(2) (3) (4) (5)
CloudBees, Inc.	Software	8.00%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	25,403	23,860	24,895	(2) (3) (4)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	11,620	(490)	(232)	(2) (3) (4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	04/01/27	1,941	—	—	(3) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	04/01/29	13,588	—	—	(3) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	1.00%	04/01/29	4,076	—	(41)	(3) (5)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	31,303	29,574	24,886	(2) (3) (4) (6)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 9.50% (incl. 2.00% PIK)	1.50%	08/30/24	9,207	8,759	7,320	(2) (3) (4) (6)
Convene 237 Park Avenue, LLC (dba Convene)	Real Estate Mgmt. & Development		L + 15.00%	1.50%	08/30/24	3,264	3,246	3,354	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	20,560	20,289	20,303	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	06/15/27	8,092	132	85	(2) (3) (4) (5)
Cordeagle US Finco, Inc. (dba Condeco)	Software	7.75%	L + 6.75%	1.00%	07/30/27	22,935	22,508	22,477	(1) (2) (3) (4)
Cordeagle US Finco, Inc. (dba Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,238	(40)	(45)	(1) (2) (3) (4) (5)
CorePower Yoga LLC	Diversified Consumer Services	8.01%	L + 7.00% (incl. 5.00% PIK)	1.01%	05/14/25	9,494	9,404	7,762	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	633	(6)	(116)	(2) (3) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/03/25	16,838	16,670	16,670	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	6.50%	L + 5.50%	1.00%	10/27/25	13,786	13,549	13,648	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	1.00%	10/03/25	1,291	(12)	(13)	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	6.76%	L + 5.75%	1.01%	08/28/28	19,560	19,196	19,169	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	6.76%	L + 5.75%	1.01%	08/28/28	6,715	1,977	1,925	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services		L + 5.75%	0.75%	08/26/27	1,552	(28)	(31)	(2) (3) (4) (5)
Diligent Corporation	Professional Services	7.25%	L + 6.25%	1.00%	08/04/25	20,766	20,402	20,870	(2) (3) (4)
Diligent Corporation	Professional Services	6.76%	L + 5.75%	1.00%	08/04/25	12,870	12,767	12,741	(2) (3) (4)
Diligent Corporation	Professional Services	6.76%	L + 5.75%	1.00%	08/04/25	8,742	8,673	8,654	(2) (3) (4)
Diligent Corporation	Professional Services	7.26%	L + 6.25%	1.00%	08/04/25	1,737	1,707	1,719	(2) (3) (4)
Diligent Corporation	Professional Services	7.26%	L + 6.25%	1.00%	08/04/25	1,095	1,076	1,101	(2) (3) (4)
Diligent Corporation	Professional Services		L + 6.25%	1.00%	08/04/25	3,503	(43)	18	(2) (3) (4) (5)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	3,538	3,483	3,468	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	$1,382	$1,350	$1,354	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	691	679	677	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	516	505	506	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	6.50%	L + 5.50%	1.00%	09/18/25	470	186	183	(2) (3) (4) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.60%	L + 5.50%	1.10%	12/06/25	6,286	6,223	6,223	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	S + 5.50%	1.00%	12/06/25	2,977	2,926	2,948	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.60%	L + 5.50%	1.10%	12/06/25	2,957	2,914	2,927	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.60%	L + 5.50%	1.10%	12/06/25	2,709	2,680	2,682	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	6.50%	L + 5.50%	1.00%	12/06/25	1,365	464	464	(2) (3) (4) (5)
ESO Solutions, Inc	Health Care Technology	8.00%	S + 7.00%	1.00%	05/03/27	36,294	35,654	35,659	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	1.00%	05/03/27	3,292	(56)	(58)	(2) (3) (4) (5)
Experity, Inc.	Health Care Technology	6.25%	L + 5.50%	0.75%	02/24/28	34,262	34,112	34,090	(2) (3) (4)
Experity, Inc.	Health Care Technology		L + 5.50%	0.75%	02/24/28	3,023	(13)	(15)	(2) (3) (4) (5)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	11/17/26	30,873	30,443	30,332	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50% (incl. 3.00% PIK)	1.50%	10/04/27	51,750	50,568	50,456	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	20,078	15,402	15,320	(2) (3) (4) (5)
Fullsteam Operations LLC	Diversified Financial Services	9.00%	L + 7.50%	1.50%	10/04/27	3,067	999	993	(2) (3) (4) (5)
Gainsight, Inc.	Software	7.50%	L + 6.75% PIK	0.75%	07/30/27	38,123	37,525	37,646	(2) (3) (4)
Gainsight, Inc.	Software		L + 6.75%	0.75%	07/30/27	4,830	(75)	(60)	(2) (3) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	13,825	13,618	13,549	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	2,418	2,383	2,370	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	903	885	885	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	7.50%	L + 6.50%	1.00%	06/24/25	1,749	325	315	(2) (3) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.50%	L + 6.50%	1.00%	01/29/27	26,508	25,949	26,376	(3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	7.01%	L + 6.00%	1.00%	01/29/27	3,455	2,036	2,067	(3) (4) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	2,337	(28)	(12)	(3) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	6.25%	L + 5.50%	0.75%	12/01/28	38,195	38,103	38,099	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	4,244	(10)	(11)	(2) (3) (4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	13,262	(16)	(33)	(2) (3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	7.25%	L + 5.75%	1.50%	05/22/26	20,835	20,593	20,679	(3) (4)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	7.25%	L + 5.75%	1.50%	05/22/26	914	765	770	(3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.55%	05/22/26	3,409	(8)	(26)	(3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology	8.00%	L + 7.00%	1.00%	04/09/26	32,000	31,397	31,360	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology	8.00%	L + 7.00%	1.00%	04/09/26	4,520	637	547	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	3,400	(63)	(68)	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	8,500	(79)	(170)	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	17,692	17,433	17,515	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.51%	L + 6.00%	1.00%	12/15/26	13,574	13,160	13,147	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	7,335	7,204	7,261	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.00%	L + 6.00%	1.00%	12/15/26	2,309	240	254	(2) (3) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 5.75%	0.75%	12/15/26	$18,700	$—	$(187)	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services	7.01%	L + 6.00%	1.00%	10/15/27	22,041	21,628	21,541	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services	7.01%	L + 6.00%	1.00%	10/15/27	13,861	4,593	4,457	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,542	(47)	(57)	(2) (3) (4) (5)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	32,251	31,806	31,848	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	10,341	10,248	10,212	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.00%	L + 6.00%	1.00%	10/23/26	9,893	9,819	9,769	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.76%	L + 6.75%	1.00%	07/09/25	26,686	26,355	25,886	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.76%	L + 6.75%	1.00%	07/09/25	5,535	5,436	5,369	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	7.76%	L + 6.75%	1.01%	07/09/25	2,186	303	262	(2) (3) (4) (5)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,611	22,306	22,611	(2) (3) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	22,131	21,666	22,131	(2) (4)
iCIMS, Inc.	Software	7.50%	L + 6.50%	1.00%	09/12/24	369	360	369	(2) (4)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	6.51%	L + 5.50%	1.01%	04/02/25	39,600	38,837	39,501	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	7.76%	L + 6.75%	1.01%	12/16/27	13,933	13,599	13,585	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	7.75%	L + 6.75%	1.00%	12/16/26	1,995	252	249	(2) (3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	7.51%	L + 6.50%	1.00%	10/09/26	40,552	39,584	38,423	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.00%	P + 4.50%	3.50%	12/15/27	9,301	9,123	9,092	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.00%	P + 4.50%	3.50%	12/15/27	1,998	29	22	(2) (3) (4) (5)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	60,000	58,888	59,100	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	7.25%	L + 6.25%	1.00%	09/15/27	6,256	6,138	6,162	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	5,374	(98)	(81)	(2) (3) (4) (5)
MRI Software LLC	Real Estate Mgmt. & Development	6.51%	L + 5.50%	1.00%	02/10/26	24,739	24,350	24,575	(4)
MRI Software LLC	Real Estate Mgmt. & Development	6.51%	L + 5.50%	1.00%	02/10/26	16,587	16,469	16,476	(4)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,143	(7)	(8)	(4) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	6,163	(15)	(41)	(5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	15,508	15,214	15,197	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	15,706	7,619	7,529	(2) (3) (4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	6.75%	L + 5.75%	1.00%	11/30/27	2,696	803	800	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	21,138	20,803	20,663	(2) (3) (4)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	10,385	10,190	10,151	(2) (3) (4)
One GI LLC	Health Care Providers & Services	7.75%	L + 6.75%	1.00%	12/22/25	8,789	8,651	8,591	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	3,246	(52)	(73)	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	5,679	(53)	(128)	(2) (3) (4) (5)
Picture Head Midco LLC	Entertainment	7.75%	S + 6.75%	1.00%	08/31/23	19,669	19,452	19,521	(2) (3) (4)
Pioneer Buyer I, LLC	Software	7.75%	L + 7.00% PIK	0.75%	11/01/28	22,200	21,790	21,756	(2) (3) (4)
Pioneer Buyer I, LLC	Software		L + 7.00%	0.75%	11/01/27	3,900	(73)	(78)	(2) (3) (4) (5)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	68,747	67,541	67,543	(2) (3) (4)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	4,600	(77)	(80)	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	17,034	16,719	16,651	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/28	$9,224	$2,389	$2,232	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	6.50%	L + 5.75%	0.75%	08/05/27	2,769	837	824	(2) (3) (4) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	16,404	16,223	16,158	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	10,913	10,762	10,749	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	4,580	4,518	4,511	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	01/02/25	10,264	2,182	2,169	(2) (3) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	7.76%	L + 6.75%	1.01%	07/06/26	40,401	39,627	39,593	(2) (3) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	3,418	(61)	(68)	(2) (3) (4) (5)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	17,147	16,872	17,104	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.50%	L + 6.50%	1.00%	01/30/26	7,015	6,888	6,998	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,118	(48)	(8)	(1) (2) (3) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.51%	L + 5.50%	1.00%	11/01/28	20,698	20,500	20,543	(3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.51%	L + 5.50%	1.00%	11/01/28	1,776	1,758	1,762	(3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	6.51%	L + 5.50%	1.00%	11/01/28	1,271	1,258	1,261	(3) (4)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors		L + 5.50%	1.00%	11/01/28	1,840	—	5	(3) (4) (5)
Purfoods, LLC	Health Care Providers & Services	7.00%	L + 6.00%	1.00%	08/12/26	24,231	23,811	24,170	(2) (3) (4)
Purfoods, LLC	Health Care Providers & Services	7.25%	L + 6.25%	1.00%	08/12/26	16,349	9,978	10,158	(2) (3) (4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	2,613	—	—	(3) (4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	10,428	—	—	(3) (4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/24	2,613	—	—	(3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	13,635	13,490	13,567	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	6.75%	L + 5.75%	1.00%	06/21/25	9,660	9,611	9,612	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.75%	1.00%	06/21/25	1,806	(5)	(9)	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.26%	L + 6.25%	1.01%	05/25/27	19,155	18,816	18,819	(1) (2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,065	(53)	(54)	(1) (2) (3) (5)
SpendMend, LLC	Health Care Providers & Services	6.75%	S + 5.75%	1.00%	03/01/28	12,305	12,092	12,089	(3) (4)
SpendMend, LLC	Health Care Providers & Services	6.75%	S + 5.75%	1.00%	03/01/28	1,605	186	186	(3) (4) (5)
SpendMend, LLC	Health Care Providers & Services		S + 5.75%	1.00%	03/01/28	5,350	(46)	(47)	(3) (4) (5)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	14,400	14,160	14,220	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	7.75%	L + 6.75%	1.00%	01/12/27	2,319	2,277	2,290	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services		L + 6.75%	1.00%	01/12/27	2,300	(37)	(29)	(2) (3) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.50%	L + 6.50%	1.00%	07/02/27	37,327	36,805	36,767	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.50%	L + 6.50%	1.00%	07/02/27	4,479	984	978	(2) (3) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.75%	1.00%	07/02/27	11,198	(76)	(168)	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance	6.76%	L + 5.75%	1.00%	10/09/26	12,105	11,913	11,983	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.76%	L + 5.75%	1.00%	10/09/26	7,663	7,546	7,587	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	6.76%	L + 5.75%	1.01%	10/09/26	339	140	139	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	2,496	(38)	(25)	(2) (3) (5)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	7.50%	L + 6.50%	1.00%	08/31/27	40,482	39,656	39,470	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 5.75%	1.00%	08/31/26	5,134	(95)	(128)	(2) (3) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Sweep Purchaser LLC	Commercial Services & Supplies	6.76%	L + 5.75%	1.00%	11/30/26	$26,204	$25,778	$25,941	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	8,319	8,182	8,235	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	6,670	6,556	6,603	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	6.75%	L + 5.75%	1.00%	11/30/26	3,326	2,668	2,693	(2) (3) (5)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	1.00%	11/30/26	4,201	(66)	(42)	(2) (3) (5)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.00%	L + 7.00%	1.00%	08/02/27	37,664	36,741	36,723	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	16,689	16,439	16,397	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	08/15/25	3,933	3,870	3,864	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.76%	L + 5.75%	1.00%	08/15/25	7,186	1,922	1,886	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.25%	P + 4.75%	3.50%	08/15/25	2,361	1,383	1,375	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 6.00%	1.00%	08/15/25	3,947	(35)	(69)	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	8.01%	L + 7.00%	1.00%	12/18/26	36,527	35,983	36,527	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	13,604	(61)	—	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	07/15/26	4,587	4,506	4,495	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	07/15/26	2,293	2,252	2,247	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	1,150	(20)	(23)	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	9,500	(94)	(190)	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	15,600	—	(312)	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	20,190	19,859	20,038	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	6.25%	L + 5.25%	1.00%	12/21/26	7,015	6,933	6,962	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		L + 5.25%	1.00%	12/21/26	2,812	(45)	(21)	(2) (3) (5)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.25%	L + 6.25%	1.00%	07/02/25	18,951	18,749	18,572	(3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	20,700	20,321	20,338	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.50%	L + 6.50%	1.00%	08/11/27	2,382	801	760	(2) (3) (4) (5)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	1,979	(35)	(35)	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.25%	L + 5.50%	0.75%	06/29/27	25,558	25,214	25,175	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	6.51%	L + 5.50%	1.01%	06/29/27	4,287	1,707	1,699	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.00%	P + 4.50%	3.50%	06/29/27	858	74	73	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	01/18/28	12,701	12,330	12,510	(2) (3) (4)
WebPT, Inc.	Health Care Technology	7.75%	L + 6.75%	1.00%	01/18/28	12,434	12,252	12,247	(2) (3) (4)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	823	(12)	(12)	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	2,146	(16)	(32)	(2) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	20,356	20,011	20,356	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,400	(39)	—	(2) (3) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	3,700	(36)	—	(2) (3) (4) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.76%	L + 5.75%	1.00%	12/21/27	15,747	15,444	15,432	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.71%	L + 5.75%	1.00%	12/21/27	5,252	5,151	5,147	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.50%	L + 5.75%	0.75%	12/21/27	2,100	495	493	(2) (3) (4) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services		L + 5.75%	0.75%	12/21/27	5,262	(50)	(105)	(2) (3) (4) (5)
WorkForce Software, LLC	Software	8.25%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	11,304	11,144	11,077	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
WorkForce Software, LLC	Software	8.25%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	$8,673	$8,532	$8,500	(2) (3) (4)
WorkForce Software, LLC	Software	8.25%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	2,734	2,683	2,680	(2) (3) (4)
WorkForce Software, LLC	Software	7.50%	L + 6.50%	1.00%	07/31/25	980	314	307	(2) (3) (4) (5)
WorkForce Software, LLC	Software		L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	2,051	(19)	(41)	(2) (3) (4) (5)
WSO2, Inc.	IT Services	8.50%	L + 7.50% (incl. 3.00% PIK)	1.00%	11/04/26	28,464	27,941	27,895	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	32,260	31,690	32,260	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.50%	L + 6.50%	1.00%	07/01/27	25,350	24,886	25,350	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,145	(109)	—	(2) (3) (4) (5)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	9.01%	L + 8.00%	1.01%	12/21/26	46,540	45,403	45,493	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	1.00%	12/22/25	7,000	(157)	(157)	(2) (3) (5)
Total 1st Lien/Senior Secured Debt							2,388,709	2,386,507
2nd Lien/Senior Secured Debt 1.38%
Zep Inc.	Chemicals	9.26%	L + 8.25%	1.00%	08/11/25	$15,410	$15,378	$13,869	(4)
Total 2nd Lien/Senior Secured Debt							15,378	13,869

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Initial Acquisition Date(7)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 4.02%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$3,965	(2) (3) (8)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	12,425	(2) (3) (8)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	4,836	(2) (3) (8)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,050	(2) (3) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	9,633	(2) (3) (8)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	475	(2) (3) (8)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,170	(2) (3) (8)
Total Preferred Stock				39,730	40,554
Common Stock - 1.00%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,655	(2) (3) (8)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,125	(2) (3) (8)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	377	(2) (3) (8)
Total Vision LLC	Health Care Providers & Services	07/15/21	65,714	1,150	1,249	(2) (3) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	2,638	2,639	2,466	(2) (3) (8)
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,212	(2) (3) (8)
Total Common Stock				8,544	10,084
Warrants - 0.20%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$1,974	(2) (3) (8)
Total Warrants				1,666	1,974
Total Investments - 243.41%				$2,454,027	$2,452,988

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), CDOR ("C") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 2.10%, 1.47%, 0.96% and 0.45%, respectively. As of March 31, 2022, 1 month SOFR was 0.16%, 3 month SOFR was 0.09%, 3 month C was 1.26%, P was 3.50%, and Canadian Prime rate ("CDN P") was 2.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, the aggregate fair value of these securities is $140,048 or 5.54% of the Company’s total assets.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(4)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt.”
(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies."

(6)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies."
(7)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities.” As of March 31, 2022, the aggregate fair value of these securities is $52,612 or 5.22% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

(in thousands, except unit and per unit amounts) (continued)

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

(in thousands, except unit and per unit amounts) (continued)

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

(in thousands, except unit and per unit amounts) (continued)

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

(in thousands, except unit and per unit amounts) (continued)

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

(in thousands, except unit and per unit amounts) (continued)

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

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2021

(in thousands, except unit and per unit amounts) (continued)

Investment #	Industry	Initial Acquisition Date(7)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 4.14%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,717	$4,366	(2) (3) (8)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	11,626	(3) (8)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	4,704	(2) (3) (8)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,027	(2) (3) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	9,310	(3) (8)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	1,697	(2) (3) (8)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,052	(3) (8)
Total Preferred Stock				39,729	40,782
Common Stock - 1.05%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,656	$2,775	(2) (3) (8)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,139	(2) (3) (8)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	372	(2) (3) (8)
Total Vision LLC	Health Care Providers & Services	07/15/21	65,714	1,150	1,183	(2) (3) (8)
Volt Bidco, Inc. (aka Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	2,638	2,638	2,774	(2) (3) (8)
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,100	(3) (8)
Total Common Stock				8,544	10,343
Warrants - 0.17%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$1,667	(2) (3) (8)
Total Warrants				1,666	1,667
Total Investments - 234.59%				$2,308,568	$2,311,044

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
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, the aggregate fair value of these securities is $132,095 or 5.56% of the Company’s total assets.

(2)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement.”
(3)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions.”

(4)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt.”
(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies."

(6)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies."
(7)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities.” As of December 31, 2021, the aggregate fair value of these securities is $52,792 or 5.36% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“GS Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee, whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of GSAM Private Credit (the “BDC Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Prepayment premiums	$—	$466
Accelerated amortization of upfront loan origination fees and unamortized discounts	$108	$1,625

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2022, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.6% and 1.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.7% and 1.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2022 and December 31, 2021, the Company held $39,679 and $31,602 in cash. Foreign currency of $292 and $324 (acquisition cost of $361 and $383) is included in cash as of March 31, 2022 and December 31, 2021.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and MUFG Bank Ltd. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the three months ended March 31, 2022 and March 31, 2021, Management Fees amounted to $3,751 and $2,349. As of March 31, 2022, $3,751 remained payable.

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

For the three months ended March 31, 2022 and 2021, the Company accrued an unvested Incentive Fees of $3,993 and $7,352. As of March 31, 2022, $24,827 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2022 and 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $349 and $187. As of March 31, 2022, $340 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2022 and 2021, the Company incurred expenses for services provided by the Transfer Agent of $26 and $35. As of March 31, 2022, $38 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$2,188	$(2,188)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$—	$2,188	$(2,188)	$—	$—	$—	$—
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$217,139	$(217,139)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$—	$217,139	$(217,139)	$—	$—	$—	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2022 and December 31, 2021, there were $163 and $496, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the "Accounts"). GSAM Private Credit comprises investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,388,709	$2,386,507	$2,243,253	$2,243,664
2nd Lien/Senior Secured Debt	15,378	13,869	15,376	14,588
Preferred Stock	39,730	40,554	39,729	40,782
Common Stock	8,544	10,084	8,544	10,343
Warrants	1,666	1,974	1,666	1,667
Total investments	$2,454,027	$2,452,988	$2,308,568	$2,311,044

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.2%	39.4%	16.2%	37.9%
Health Care Providers & Services	14.5	35.4	14.3	33.5
Health Care Technology	14.1	34.3	14.6	34.2
Professional Services	9.2	22.4	9.5	22.4
Diversified Financial Services	9.0	21.9	7.1	16.6
Real Estate Mgmt. & Development	7.6	18.5	7.8	18.3
Diversified Consumer Services	7.0	17.0	7.0	16.5
IT Services	3.4	8.3	3.5	8.3
Commercial Services & Supplies	2.9	7.2	3.1	7.2
Health Care Equipment & Supplies	2.3	5.7	2.4	5.6
Entertainment	1.9	4.7	2.0	4.8
Construction & Engineering	1.7	4.0	1.8	4.2
Aerospace & Defense	1.6	4.0	1.8	4.1
Transportation Infrastructure	1.6	3.9	1.7	4.0
Internet & Direct Marketing Retail	1.5	3.6	1.6	3.7
Hotels, Restaurants & Leisure	1.3	3.1	1.3	3.2
Trading Companies & Distributors	1.0	2.3	0.9	2.2
Independent Power and Renewable Electricity Producers	1.0	2.3	1.0	2.4
Chemicals	0.8	2.0	0.9	2.1
Insurance	0.8	2.0	0.9	2.0
Pharmaceuticals	0.6	1.4	0.6	1.4
Total	100.0%	243.4%	100.0%	234.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2022	December 31, 2021
United States	97.3%	97.2%
Canada	2.1	2.2
United Kingdom	0.6	0.6
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2022 and 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,194,112	Discounted cash flows	Discount Rate	7.7% — 24.0%	9.4%
Equity
Preferred Stock	$8,344	Comparable multiples	EV/EBITDA(6)	8.9x — 27.2x	22.3x
	$32,210	Comparable multiples	EV/Revenue	5.3x — 15.4x	10.5x
Common Stock	$7,618	Comparable multiples	EV/EBITDA(6)	11.0x — 18.6x	16.2x
	$2,466	Comparable multiples	EV/Revenue	—	17.0x
Warrants	$1,974	Comparable multiples	EV/Revenue	—	8.9x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,675,447	Discounted cash flows	Discount Rate	7.1% — 22.5%	8.6%
Equity
Preferred Stock	$9,611	Comparable multiples	EV/EBITDA(6)	10.5x — 26.8x	21.5x
	$2,183	Comparable multiples	EV/Revenue	—	5.7x
Common Stock	$5,469	Comparable multiples	EV/EBITDA(6)	11.0x — 19.2x	15.5x
	$2,774	Comparable multiples	EV/Revenue	—	18.9x
Warrants	$1,667	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of March 31, 2022, included within Level 3 assets of $2,355,974 is an amount of $109,250 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,194,112 or 95.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$83,145	$2,303,362	$2,386,507	$—	$60,163	$2,183,501	$2,243,664
2nd Lien/Senior Secured Debt	—	13,869	—	13,869	—	14,588	—	14,588
Preferred Stock	—	—	40,554	40,554	—	—	40,782	40,782
Common Stock	—	—	10,084	10,084	—	—	10,343	10,343
Warrants	—	—	1,974	1,974	—	—	1,667	1,667
Total	$—	$97,014	$2,355,974	$2,452,988	$—	$74,751	$2,236,293	$2,311,044

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$2,183,501	$157,407	$—	$(2,284)	$(15,609)	$2,133	$—	$(21,786)	$2,303,362	$(2,281)
Preferred Stock	40,782	—	—	(228)	—	—	—	—	40,554	(228)
Common Stock	10,343	—	—	(259)	—	—	—	—	10,084	(259)
Warrants	1,667	—	—	307	—	—	—	—	1,974	307
Total assets	$2,236,293	$157,407	$—	$(2,464)	$(15,609)	$2,133	$—	$(21,786)	$2,355,974	$(2,461)
For the Three Months Ended March 31, 2021
1st Lien/Senior Secured Debt	$1,104,625	$216,051	$(3)	$3,817	$(82,807)	$2,600	$—	$—	$1,244,283	$4,516
Preferred Stock	3,716	3,717	—	591	—	—	—	—	8,024	591
Common Stock	357	2,300	—	516	—	—	—	—	3,173	516
Total assets	$1,108,698	$222,068	$(3)	$4,924	$(82,807)	$2,600	$—	$—	$1,255,480	$5,623

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to an increase (decrease) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 168% and 174%.

The Company’s outstanding debt was as follows:

	March 31, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$292,000	$—	$292,000	$292,000	—	$292,000
JPM Revolving Credit Facility(2)	1,450,000	264,086	1,185,807	1,250,000	216,586	1,033,737
Total debt	$1,742,000	$264,086	$1,477,807	$1,542,000	$216,586	$1,325,737

(1)
Provides, under certain circumstances, a total borrowing capacity of $292,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $1,463,500, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 10,800. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $1,019,000, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 10,800.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2022 and for the year ended December 31, 2021 were 3.08% and 3.05% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2022 and for the year ended December 31, 2021 was $1,424,917 and $912,583.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021, September 17, 2021 and December 23, 2021. Subsequent to the three months ended March 31, 2022, the Company entered into an amendment to the MUFG Revolving Credit Facility. For further information, see Note 11 “Subsequent Events.”

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $292,000 as of March 31, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

Costs of $4,788 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of March 31, 2022 and December 31, 2021, outstanding deferred financing costs were $127 and $435.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$1,906	$2,548
Facility fees	—	66
Amortization of financing costs	320	924
Total	$2,226	$3,538
Weighted average interest rate	2.65%	2.62%
Average outstanding balance	$292,000	$395,169

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator. The Company amended the JPM Revolving Credit Facility on February 12, 2021, March 5, 2021, June 25, 2021, August 17, 2021, October 29, 2021 and February 15, 2022.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Term SOFR plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2022, the total commitments under the JPM Revolving Credit Facility were $1,450,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $9,782 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2022 and December 31, 2021, outstanding deferred financing costs were $7,790 and $7,260.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$8,901	$2,019
Facility fees	507	196
Amortization of financing costs	515	197
Total	$9,923	$2,412
Weighted average interest rate	3.19%	3.37%
Average outstanding balance	$1,132,917	$243,028

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$472,260	68%	$1,475,812	$472,260	68%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$537	$1,059
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	3,419	3,694
Acquia, Inc.	1,933	1,933
Apptio, Inc.	462	462
AQ Helios Buyer, Inc. (dba SurePoint)	10,937	12,903
Aria Systems, Inc.	1,720	1,720
Assembly Intermediate LLC	11,574	11,574
Bigchange Group Limited	3,872	3,993
Broadway Technology, LLC	1,010	—
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	—
Bullhorn, Inc.	1,550	2,373
Businessolver.com, Inc.	4,529	4,529
Capitol Imaging Acquisition Corp.	9,170	9,170
CFS Management, LLC (dba Center for Sight Management)	839	2,393
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,498	5,521
CivicPlus LLC	3,217	3,217
CloudBees, Inc.	11,620	11,620
Coding Solutions Acquisition, Inc.	19,254	—
Convene 237 Park Avenue, LLC (dba Convene)	—	3,200
CORA Health Holdings Corp	7,906	8,092
Cordeagle US Finco, Inc. (dba Condeco)	2,238	10,460
CorePower Yoga LLC	633	633
CST Buyer Company (dba Intoxalock)	1,291	1,291
DECA Dental Holdings LLC	6,208	6,208
Diligent Corporation	3,503	7,508
Elemica Parent, Inc.	277	207
Eptam Plastics, Ltd.	887	409
ESO Solutions, Inc	3,292	3,292
Experity, Inc.	3,023	3,023

	Unfunded Commitment Balances(1)
	March 31, 2022	December 31, 2021
Fullsteam Operations LLC	$6,253	$14,785
Gainsight, Inc.	4,830	4,830
GHA Buyer Inc. (dba Cedar Gate)	1,400	1,166
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,707	3,707
Governmentjobs.com, Inc. (dba NeoGov)	17,506	17,506
GS AcquisitionCo, Inc. (dba Insightsoftware)	3,546	3,889
HealthEdge Software, Inc.	15,783	16,420
Helios Buyer, Inc. (dba Heartland)	21,023	8,756
Honor HN Buyer, Inc	11,635	16,415
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,858	2,186
LS Clinical Services Holdings, Inc (dba CATO)	1,696	1,995
Millstone Medical Outsourcing, LLC	1,932	1,932
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	5,374	4,702
MRI Software LLC	7,306	1,143
NFM & J, L.P. (dba the Facilities Group)	9,705	10,110
One GI LLC	8,925	11,764
Pioneer Buyer I, LLC	3,900	3,900
Pluralsight, Inc	4,600	4,600
Premier Care Dental Management, LLC	8,667	9,056
Premier Imaging, LLC (dba Lucid Health)	7,941	10,270
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
PT Intermediate Holdings III, LLC (dba Parts Town)	1,822	1,780
Purfoods, LLC	6,150	6,150
Qualawash Holdings, LLC	15,419	-
Riverpoint Medical, LLC	1,806	1,806
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
SpendMend, LLC	6,741	-
StarCompliance Intermediate, LLC	2,300	2,300
Sundance Group Holdings, Inc. (dba NetDocuments)	14,632	14,333
Sunstar Insurance Group, LLC	2,693	2,693
Superman Holdings, LLC (dba Foundation Software)	5,134	5,134
Sweep Purchaser LLC	4,801	6,190
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	10,065	7,249
Thrasio, LLC	13,604	13,604
Total Vision LLC	26,250	1,150
USN Opco LLC (dba Global Nephrology Solutions)	2,812	3,339
Volt Bidco, Inc. (dba Power Factors)	3,560	3,953
VRC Companies, LLC (dba Vital Records Control)	3,297	3,455
WebPT, Inc.	2,969	16,096
Wellness AcquisitionCo, Inc. (dba SPINS)	6,100	2,400
WhiteWater Holding Company LLC	6,827	8,688
WorkForce Software, LLC	2,704	-
Zarya Intermediate, LLC (dba iOFFICE)	6,145	6,145
Zodiac Intermediate, LLC (dba Zipari)	7,000	7,000
Total 1st Lien/Senior Secured Debt	$433,173	$395,513
Total	$433,173	$395,513
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2022 and 2021.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
For the Three Months Ended March 31, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net increase in Members’ Capital from operations	$22,627	$17,117
Weighted average Units outstanding	10,296,662	6,427,515
Basic and diluted earnings per unit	$2.20	$2.66

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Per Unit Data:(1)
NAV, beginning of period	$95.68	$95.37
Net investment income	2.51	1.67
Net realized and unrealized gains (losses)(2)	(0.30)	0.99
Income tax provision, realized and unrealized gains	(0.02)	0.01
Net increase in net assets from operations(2)	$2.19	$2.67
Total increase in net assets	$2.19	$2.67
NAV, end of period	$97.87	$98.04
Units outstanding, end of period	10,296,662	6,427,515
Weighted average units outstanding	10,296,662	6,427,515
Total return based on NAV(3)	2.29%	2.80%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$1,007,775	$630,137
Ratio of net expenses to average Members’ Capital	7.32%	7.32%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.98%	2.26%
Ratio of interest and other debt expenses to average Members’ Capital	4.94%	3.88%
Ratio of incentive fees to average Members’ Capital	0.40%	1.18%
Ratio of total expenses to average Members’ Capital	7.32%	7.32%
Ratio of net investment income to average Members’ Capital	11.76%	10.62%
Portfolio turnover	1%	8%

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

On May 3, 2022, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per unit, including net investment income (if positive) for the period April 1, 2022 through June 30, 2022, payable on or about July 28, 2022 to Unitholders of record as of July 5, 2022.

On May 5, 2022, the Company entered into an amendment to the MUFG Revolving Credit Facility. The amendment, among other things (i) extended the maturity to May 5, 2023; (ii) increased the Applicable Margin (as defined in the Amended and Restated Loan and Security Agreement) from 2.15% to 2.25% and (iii) replaced the LIBOR Rate with Term SOFR plus an adjustment as the interest rate benchmark with respect to loans denominated in U.S. dollars.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit II LLC, unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to GS Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2022, we have originated $3.46 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

“Unitranche” loans are first lien loans that extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in such loan. In a number of instances, we may find another lender to provide the “first out” portion of a unitranche loan while we retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to the payment of principal, interest and any other amounts due thereunder as compared to the “last out” portion that we would continue to hold. In exchange for taking greater risk of loss, the “last out” portion generally earns a higher interest rate than our “first out” portion of the loan. We use the term “mezzanine” to refer to debt that ranks senior in right of payment only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company. We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to another asset, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our Unitholders at least 60 days prior to any change to the 80% investment policy described above.

We may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as the Company) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have an opportunity to negotiate with the borrower prior to such default.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the first quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Impact of Russian Invasion of Ukraine

The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in or associated with Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber-attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our portfolio companies are difficult to predict.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (collectively with the Company, the “Accounts”), which could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 168% and 174%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,388.71	$2,386.51	$2,243.25	$2,243.66
Second Lien/Senior Secured Debt	15.38	13.87	15.38	14.59
Preferred Stock	39.73	40.56	39.73	40.78
Common Stock	8.54	10.08	8.54	10.34
Warrants	1.67	1.97	1.67	1.67
Total investments	$2,454.03	$2,452.99	$2,308.57	$2,311.04

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.7%	7.7%	7.7%	7.6%
Second Lien/Senior Secured Debt(2)	9.3	13.0	9.3	11.1
Preferred Stock(3)	—	—	—	—
Common Stock(3)	—	—	—	—
Warrants(3)	—	—	—	—
Total Portfolio	7.6%	7.6%	7.5%	7.5%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2022	December 31, 2021
Number of portfolio companies	87	83
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.8x	6.1x
Weighted average interest coverage(3)	2.6x	2.5x
Median EBITDA(3)	$41.40 million	$39.42 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.1% and 37.3% of total debt investments at fair value.

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

	As of
	March 31, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	0.0%	$—	0.0%
Grade 2	2,370.89	96.7	2,272.76	98.4
Grade 3	46.54	1.9	7.55	0.3
Grade 4	35.56	1.4	30.73	1.3
Total Investments	$2,452.99	100.0%	$2,311.04	100.0%

The increase in investments with grade 3 investment performance rating as of March 31, 2022 compared to December 31, 2021 was primarily driven by investments with a fair value of $41.74 million being downgraded from grade 2 due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,415.70	98.4%	$2,270.24	98.3%
Non-accrual	38.33	1.6	38.33	1.7
Total Investments	$2,454.03	100.0%	$2,308.57	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$185.73	$225.27
Preferred Stock	—	3.72
Common Stock	—	2.30
Total	$185.73	$231.29
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$3.41	$100.74
Total	$3.41	$100.74
Net increase (decrease) in portfolio	$182.32	$130.55
Number of new portfolio companies with new investment commitments	4	6
Total new investment commitment amount in new portfolio companies	$102.78	$165.93
Average new investment commitment amount in new portfolio companies	$25.70	$27.66
Number of existing portfolio companies with new investment commitments	13	6
Total new investment commitment amount in existing portfolio companies	$82.95	$65.36
Weighted average remaining term for new investment commitments (in years)(2)	5.0	5.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	7.3%	7.7%
Weighted average yield on new investment commitments(5)	7.3%	7.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	7.1%	7.6%
Weighted average yield on investments sold or repaid(7)	7.1%	7.6%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Total investment income	$46.87	$27.49
Net expenses	(20.99)	(16.77)
Net investment income	25.88	10.72
Net unrealized appreciation (depreciation) on investments	(3.51)	6.34
Net unrealized appreciation (depreciation) on foreign currency translations	0.42	—
Income tax (provision) benefit, realized and unrealized gain/loss	(0.16)	0.06
Net increase in members’ capital from operations	$22.63	$17.12

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Interest	$43.14	$26.81
Payment-in-kind	2.89	0.16
Other income	0.84	0.52
Total investment income	$46.87	$27.49

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $26.81 million for the three months ended March 31, 2021 to $43.14 million for the three months ended March 31, 2022. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $1,302.66 million as of March 31, 2021 to $2,454.03 million as of March 31, 2022.
•
PIK income from investments increased from $0.16 million for the three months ended March 31, 2021 to $2.89 million for the three months ended March 31, 2022. The increase was due to the increase in the number of investments earning PIK income.

Expenses

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Interest and other debt expenses	$12.15	$5.95
Management fees	3.75	2.35
Incentive fees	3.99	7.35
Professional fees	0.41	0.49
Directors’ fees	0.07	0.09
Other general and administrative expenses	0.62	0.54
Total expenses	$20.99	$16.77

In the table above:

•
Interest and other debt expenses increased from $5.95 million for the three months ended March 31, 2021 to $12.15 million for the three months ended March 31, 2022. This was primarily due to an increase in the average aggregate daily borrowings from $638.20 million to $1,424.92 million.
•
Management Fees increased from $2.35 million for the three months ended March 31, 2021 to $3.75 million for the three months ended March 31, 2022 primarily driven by an increase in the size of our portfolio.
•
The accrual for Incentive Fees decreased from $7.35 million for the three months ended March 31, 2021 to $3.99 million for the three months ended March 31, 2022. This was primarily driven by the inception-to-date results of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	($ in millions)
Unrealized appreciation	$5.54	$10.80
Unrealized depreciation	(9.05)	(4.45)
Net change in unrealized appreciation (depreciation) on investments	$(3.51)	$6.35

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2022
($ in millions)
Portfolio Company:
Convene 237 Park Avenue, LLC (dba Convene)	$1.57
Zarya Intermediate, LLC (dba iOFFICE)	1.07
CloudBees, Inc.	0.78
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	0.31
Governmentjobs.com, Inc. (dba NeoGov)	0.30
Total Vision LLC	(0.35)
Broadway Parent, LLC	(0.40)
Bigchange Group Limited	(0.46)
Zep Inc.	(0.72)
MedeAnalytics, Inc.	(2.78)
Other, net(1)	(2.83)
Total	$(3.51)

(1)
Includes gross unrealized appreciation of $1.51 million and gross unrealized depreciation of $(4.34) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2022 was primarily driven by increased market volatility and widening credit spreads as well as the financial underperformance of MedeAnalytics, Inc., which was partially offset by the unrealized appreciation on Convene 237 Park Avenue, LLC (dba Convene) driven by the expected repayment.

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

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2021 continued to be impacted by improved economic indicators as a result of the economic rebound experienced following the COVID-19 pandemic, which was partially offset by the underperformance of Convene 237 Park Avenue, LLC (dba Convene).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facility) was 168% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters, which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

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

	March 31, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$472.26	68%	$1,475.81	$472.26	68%

We did not issue a capital drawdown for three months ended March 31, 2022 and 2021.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$292.00	$292.00	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,185.81	$—	$—	$1,185.81	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2022, the Company had outstanding borrowings denominated in USD of $1,171.50 million, in Canadian Dollars (“CAD”) of 0.15 million and in British Pound ("GBP") of 10.80 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021, September 17, 2021 and December 23, 2021. Subsequent to the three months ended March 31, 2022, we entered into an amendment to our MUFG Revolving Credit Facility. For further information, see “Recent Developments.”

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $292.00 million as of March 31, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 6, 2022.

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

For further details, see Note 6 “Debt – MUFG Revolving Credit Facility” to our consolidated financial statements included in this report.

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S Bank National Association serves as collateral agent, collateral administrator, bank and securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. State Street Bank and Trust Company acts as the Company’s transfer agent, disbursing agent, custodian and administrator. The Company amended the JPM Revolving Credit Facility on February 12,2021, March 5, 2021, June 25, 2021, August 17, 2021, October 29, 2021 and February 15, 2022.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Term SOFR plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2022, the total commitments under the JPM Revolving Credit Facility were $1,450.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

For further details, see Note 6 “Debt – JPM Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$433.17	$395.51
Total	$433.17	$395.51

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

RECENT DEVELOPMENTS

On May 3, 2022, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period April 1, 2022 through June 30, 2022, payable on or about July 28, 2022 to Unitholders of record as of July 5, 2022.

On May 5, 2022, we entered into an amendment to the MUFG Revolving Credit Facility. The amendment, among other things (i) extended the maturity to May 5, 2023; (ii) increased the Applicable Margin (as defined in the Amended and Restated Loan and Security Agreement) from 2.15% to 2.25% and (iii) replaced the LIBOR Rate with Term SOFR plus an adjustment as the interest rate benchmark with respect to loans denominated in U.S. dollars.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Alex Chi, Michael Mastropaolo, David Miller, James Reynolds, Kevin Sterling, Jordan Walter, and David Yu, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions: Josh Bouaziz, Hristo Dimitrov, Craig Farber, and Stanley Matuszewski.

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

As of March 31, 2022 and December 31, 2021, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2022 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$57.16	$(35.23)	$21.93
Up 200 basis points	37.03	(23.49)	13.54
Up 100 basis points	16.89	(11.74)	5.15
Up 75 basis points	11.85	(8.81)	3.04
Up 50 basis points	7.03	(5.87)	1.16
Up 25 basis points	3.08	(2.94)	0.14
Down 25 basis points	(0.55)	2.94	2.39
Down 50 basis points	(0.67)	5.74	5.07
Down 75 basis points	(0.70)	8.00	7.30
Down 100 basis points	(0.72)	9.91	9.19
Down 200 basis points	(0.80)	9.91	9.11
Down 300 basis points	(0.84)	9.91	9.07

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 4, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Market Developments and General Business Environment

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of uncertainty regarding the COVID-19 pandemic, the fluctuating price of commodities such as oil, and Russia’s military invasion of Ukraine. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic, Russia’s military invasion of Ukraine and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as disruptions in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic and Russia’s military invasion of Ukraine has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.

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

While financial markets have rebounded from the significant declines that occurred early in the pandemic and global economic conditions generally improved, certain of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic have persisted, including (i) relatively weak consumer confidence; (ii) low levels of the federal funds rate and yields on U.S. Treasury securities which, at times, were near zero; (iii) ongoing heightened credit risk with regard to industries that have been most severely impacted by the pandemic, including, at times, oil and gas, gaming and lodging, and airlines; (iv) higher cyber security, information security and operational risks; and (v) interruptions in the supply chain that have adversely affected many businesses and have contributed to higher rates of inflation.

Depending on the duration and severity of the pandemic going forward, as well as the effects of the pandemic on consumer and corporate confidence, the conditions noted above could continue for an extended period and other adverse developments may occur or reoccur, including (i) the decline in value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act, (v) our ability to maintain our distributions at their current level or to pay them at all, or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

Governmental authorities worldwide have taken measures to stabilize the markets and support economic growth. The continued success of these measures is unknown, and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity.

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

In addition, Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. See “— Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic and Russia’s military invasion of Ukraine, create and exacerbate risks.” Any market disruptions as a result of such acts could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from, or selling any asset (other than Units) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when any such order will be obtained or that one will be obtained at all.

Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of our investment committee (“BDC Investment Committee”) and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and the Accounts.

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

Our Investments

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect consumer spending, economic growth and our portfolio companies’ operations. If our portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

Because we have borrowed money, and may issue preferred units to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred units and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common Units less attractive if we are not able to increase our dividend rate, which could reduce the value of our common Units. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

The U.S. Federal Reserve raised interest rates in March 2022, the first rate increase since 2018, and suggested additional interest rate increases throughout 2022. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different than those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common Units. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We will continue to review the new rule and its impact on us and our valuation policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue a capital drawdown for the three months ended March 31, 2022 and 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2022, the Company entered into an amendment to the MUFG Revolving Credit Facility. The amendment, among other things (i) extended the maturity to May 5, 2023; (ii) increased the Applicable Margin (as defined in the Amended and Restated Loan and Security Agreement) from 2.15% to 2.25% and (iii) replaced the LIBOR Rate with Term SOFR plus an adjustment as the interest rate benchmark with respect to loans denominated in U.S. dollars.

The foregoing description is only a summary of the material provisions of the amendment and is qualified in its entirety by reference to a copy of the amendment, which is filed as Exhibit 10.1 hereto.

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

10.1*

Sixth Amendment to Revolving Credit Agreement, dated as of May 5, 2022, by and among Goldman Sachs Private Middle Market Credit II LLC, as borrower, MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as Administrative Agent, and MUFG Union Bank, N.A., as the Letter of Credit Issuer, and the Lenders party thereto.

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 10, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 10, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 10, 2022	/s/ Carmine Rossetti
Name: Carmine Rossetti
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)