Form 10-Q
period 2022-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2022-08-09
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 11,366,534 units of the limited liability company's common units outstanding.

2

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, and our quarterly report on Form 10-Q for the quarter ended March 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

• our future operating results;

• the impact of the novel coronavirus ("COVID-19") pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;

• changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic or any future pandemic or epidemic;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,651,397 and $2,308,568)	$2,639,345	$2,311,044
Investments in affiliated money market fund (cost of $1,047 and $—)	1,047	—
Cash	50,052	31,602
Receivable for investments sold	2,864	1,099
Receivable for common units sold	629	—
Interest and dividends receivable	31,446	22,973
Deferred financing costs	8,843	7,695
Other assets	2,475	18
Total assets	$2,736,701	$2,374,431
Liabilities
Debt	$1,594,763	$1,325,737
Interest and other debt expenses payable	12,025	8,669
Management fees payable	3,954	3,762
Incentive fees payable	27,179	20,834
Payable for investments purchased	2,855	124
Distribution payable	—	28,363
Accrued expenses and other liabilities	1,415	1,794
Total liabilities	$1,642,191	$1,389,283
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (11,366,534 and 10,296,662 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	1,084,276	980,969
Distributable earnings	10,234	4,179
Total members’ capital	$1,094,510	$985,148
Total liabilities and members’ capital	$2,736,701	$2,374,431
Net asset value per unit	$96.29	$95.68

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$46,509	$28,983	$89,643	$55,788
Payment-in-kind	3,527	1,478	6,418	1,639
Other income	855	479	1,697	999
Total investment income	$50,891	$30,940	$97,758	$58,426
Expenses:
Interest and other debt expenses	$14,992	$7,470	$27,141	$13,420
Management fees	3,954	2,585	7,705	4,934
Incentive fees	2,352	4,407	6,345	11,759
Professional fees	322	296	726	784
Directors’ fees	72	90	143	180
Other general and administrative expenses	633	585	1,249	1,125
Total expenses	$22,325	$15,433	$43,309	$32,202
Net investment income	$28,566	$15,507	$54,449	$26,224

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(5,325)	$32	$(5,325)	$29
Foreign currency transactions	(1)	2	(1)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(11,013)	3,987	(14,528)	10,335
Foreign currency translations	1,031	—	1,453	—
Net realized and unrealized gains (losses)	$(15,308)	$4,021	$(18,401)	$10,364
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	69	(46)	(94)	11
Net increase in members’ capital from operations	$13,327	$19,482	$35,954	$36,599
Weighted average units outstanding	10,414,230	6,464,651	10,355,771	6,446,186
Net investment income per unit (basic and diluted)	$2.74	$2.40	$5.26	$4.07
Earnings per unit (basic and diluted)	$1.28	$3.01	$3.47	$5.68

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Members’ capital at beginning of period	$1,007,775	$630,137	$985,148	$613,020
Increase in members’ capital from operations:
Net investment income	$28,566	$15,507	$54,449	$26,224
Net realized gain (loss)	(5,326)	34	(5,326)	29
Net change in unrealized appreciation (depreciation)	(9,982)	3,987	(13,075)	10,335
(Provision) benefit for unrealized appreciation/depreciation on investments	69	(46)	(94)	11
Net increase in members’ capital from operations	$13,327	$19,482	$35,954	$36,599
Distributions to unitholders from:
Distributable earnings	$(29,899)	$(18,094)	$(29,899)	$(18,094)
Total distributions to unitholders	$(29,899)	$(18,094)	$(29,899)	$(18,094)
Capital transactions:
Issuance of units	$103,307	$110,686	$103,307	$110,686
Net increase in members’ capital from capital transactions	$103,307	$110,686	$103,307	$110,686
Total increase in members’ capital	$86,735	$112,074	$109,362	$129,191
Members’ capital at end of period	$1,094,510	$742,211	$1,094,510	$742,211
Distributions per unit	$2.90	$2.82	$2.90	$2.82

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$35,954	$36,599
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(404,540)	(528,035)
Payment-in-kind interest capitalized	(6,470)	(1,601)
Investments in affiliated money market fund, net	(1,047)	—
Proceeds from sales of investments and principal repayments	67,404	169,299
Net realized (gain) loss on investments	5,325	(29)
Net change in unrealized (appreciation) depreciation on investments	14,528	(10,335)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	24	—
Amortization of premium and accretion of discount, net	(4,547)	(5,041)
Amortization of deferred financing costs	1,647	1,959
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,765)	(121)
(Increase) decrease in receivable for common units sold	(629)	(5,381)
(Increase) decrease in interest and dividends receivable	(8,473)	(2,482)
(Increase) decrease in other assets	(2,457)	(52)
Increase (decrease) in interest and other debt expenses payable	3,356	2,819
Increase (decrease) in management fees payable	192	337
Increase (decrease) in incentive fees payable	6,345	11,759
Increase (decrease) in payable for investments purchased	2,731	19,046
Increase (decrease) in accrued expenses and other liabilities	(379)	708
Net cash provided by (used for) operating activities	$(292,801)	$(310,551)
Cash flows from financing activities:
Proceeds from issuance of common units	$103,307	$110,686
Offering costs paid	—	(240)
Distributions paid	(58,262)	(31,892)
Financing costs paid	(2,796)	(4,757)
Borrowings on debt	398,026	896,120
Repayments of debt	(129,000)	(512,750)
Net cash provided by (used for) financing activities	$311,275	$457,167
Net increase (decrease) in cash	18,474	146,616
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	—
Cash, beginning of period	31,602	8,709
Cash, end of period	$50,052	$155,325
Supplemental and non-cash activities
Interest expense paid	$21,023	$8,000

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity		Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 234.84%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	8.00%	L + 5.75%	1.00%	11/06/26		$8,589	$8,493	$8,482	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.50%	P + 4.75%		11/06/26		1,059	510	509	(1) (2) (3) (4) (5)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.50%	P + 4.75%		11/06/26	CAD	128	101	98	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	8.06%	L + 6.00%	1.00%	06/16/23		2,085	2,061	2,069	(3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		14,741	14,448	14,778	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	7.25%	L + 6.25%	1.00%	03/10/27		2,759	1,518	1,552	(2) (3) (4) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	1.00%	03/10/27		1,100	(22)	3	(2) (3) (4) (5)
Acquia, Inc.	Software	8.12%	L + 7.00%	1.00%	10/31/25		24,940	24,565	24,379	(2) (3) (4)
Acquia, Inc.	Software	9.07%	L + 7.00%	1.00%	10/31/25		1,933	206	188	(2) (3) (4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	7.63%	S + 6.00%	0.75%	05/08/28		24,190	23,716	23,706	(2) (3)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	0.75%	05/08/28		2,330	(45)	(47)	(2) (3) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	0.75%	05/08/28		6,510	(63)	(65)	(2) (3) (5)
Apptio, Inc.	IT Services	7.25%	L + 6.00%	1.00%	01/10/25		26,813	26,257	26,813	(3) (4)
Apptio, Inc.	IT Services	7.25%	L + 6.00%	1.00%	01/10/25		769	290	308	(3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	8.19%	S + 7.00%	1.00%	07/01/26		35,280	34,675	34,663	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.09%	S + 8.00%	1.00%	07/01/26		2,127	2,127	2,153	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	1.00%	07/01/26		5,900	—	74	(2) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	1.00%	07/01/26		4,160	(67)	(73)	(2) (3) (4) (5)
Argos Health Holdings, Inc	Health Care Providers & Services	6.46%	L + 5.50%	0.75%	12/03/27		19,850	19,485	19,453	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.64%	S + 7.00%	1.00%	06/30/26		22,744	22,405	22,460	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	8.64%	S + 7.00%	1.00%	06/30/26		2,051	2,024	2,004	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	9.88%	L + 7.00%	1.00%	10/19/27		39,908	39,185	39,310	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	9.25%	L + 7.00%	1.00%	10/19/27		9,977	2,284	2,245	(2) (3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services	9.20%	L + 7.00%	1.00%	10/19/27		3,991	727	738	(2) (3) (4) (5)
Bigchange Group Limited	Software	7.00%	S + 6.00%	1.00%	12/23/26	GBP	10,810	14,243	12,896	(1) (2) (3) (4)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	790	1	(19)	(1) (2) (3) (4) (5)
Bigchange Group Limited	Software		S + 6.00%	1.00%	12/23/26	GBP	2,160	(50)	(53)	(1) (2) (3) (4) (5)
Broadway Technology, LLC	Diversified Financial Services	7.99%	S + 6.50%	1.00%	01/08/26		23,898	23,511	23,659	(2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	1.00%	01/08/26		1,010	(18)	(10)	(2) (3) (4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	7.64%	S + 6.00%	0.75%	01/25/28		48,084	47,292	46,762	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	0.75%	01/25/28		1,924	(31)	(53)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		13,631	13,448	13,563	(2) (3) (4)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		1,570	1,563	1,562	(2) (3) (4)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		631	623	628	(2) (3) (4)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		283	279	281	(2) (3) (4)
Bullhorn, Inc.	Professional Services	8.00%	L + 5.75%	1.00%	09/30/26		225	222	224	(2) (3) (4)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		693	(9)	(3)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services		L + 5.75%	1.00%	09/30/26		857	(4)	(4)	(2) (3) (4) (5)
Businessolver.com, Inc.	Health Care Technology	8.00%	L + 5.75%	0.75%	12/01/27		16,780	16,626	16,613	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology		L + 5.75%	0.75%	12/01/27		4,529	(21)	(45)	(2) (3) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	7.74%	L + 6.50%	1.00%	10/01/26	$40,028	$39,426	$39,127	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	10.25%	P + 5.50%		10/01/25	9,170	3,087	3,003	(2) (4) (5)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24	18,174	18,022	17,856	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24	4,552	4,512	4,473	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24	1,771	1,760	1,740	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	8.57%	S + 6.25%	1.00%	07/01/24	919	71	65	(2) (3) (4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment	8.75%	L + 6.50%	1.00%	12/31/27	28,236	27,710	27,742	(2) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	1.00%	12/31/27	2,831	(52)	(50)	(2) (3) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.46%	L + 6.00%	1.00%	05/18/29	18,331	17,912	18,331	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.44%	L + 6.00%	1.00%	05/18/29	10,244	9,960	10,244	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.44%	L + 6.00%	1.00%	05/18/29	10,215	9,970	10,215	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	7.45%	L + 6.00%	1.00%	05/18/29	4,301	4,196	4,301	(2) (3)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.00%	1.00%	05/18/29	3,676	(74)	—	(2) (3) (5)
CivicPlus LLC	Software	7.69%	S + 6.00%	0.75%	08/24/27	5,753	5,638	5,624	(2) (4)
CivicPlus LLC	Software	7.51%	L + 6.00%	0.75%	08/24/27	5,700	5,585	5,572	(2) (3) (4)
CivicPlus LLC	Software	7.94%	L + 6.25%	0.75%	08/24/27	2,680	2,624	2,620	(2) (3) (4)
CivicPlus LLC	Software		L + 6.00%	0.75%	08/24/27	1,112	(22)	(25)	(2) (3) (4) (5)
CloudBees, Inc.	Software	8.67%	L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	25,564	24,093	25,116	(2) (3) (4)
CloudBees, Inc.	Software		L + 7.00% (incl. 2.50% PIK)	1.00%	11/24/26	11,620	(464)	(203)	(2) (3) (4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	7.07%	S + 5.75%	0.75%	05/11/28	13,590	13,323	13,318	(2) (3)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	0.75%	05/11/28	1,938	(38)	(39)	(2) (3) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	0.75%	05/11/28	4,077	(40)	(41)	(2) (3) (5)
CORA Health Holdings Corp	Health Care Providers & Services	7.04%	L + 5.75%	1.00%	06/15/27	20,508	20,250	20,046	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services	7.06%	L + 5.75%	1.00%	06/15/27	8,092	295	166	(2) (3) (4) (5)
Cordeagle US Finco, Inc. (dba Condeco)	Software	7.99%	L + 6.75%	1.00%	07/30/27	22,935	22,524	22,419	(1) (2) (3) (4)
Cordeagle US Finco, Inc. (dba Condeco)	Software		L + 6.75%	1.00%	07/30/27	2,238	(38)	(50)	(1) (2) (3) (4) (5)
CorePower Yoga LLC	Diversified Consumer Services	9.25%	L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	9,614	9,531	7,860	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	1.00%	05/14/25	633	(5)	(116)	(2) (3) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.17%	L + 5.50%	1.00%	10/03/25	16,756	16,599	16,589	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	7.17%	L + 5.50%	1.00%	10/27/25	13,684	13,463	13,547	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	1.00%	10/03/25	1,291	(11)	(13)	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	8.00%	L + 5.75%	0.75%	08/28/28	19,511	19,159	18,731	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	8.00%	L + 5.75%	0.75%	08/28/28	6,710	1,991	1,785	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	8.00%	L + 5.75%	0.75%	08/26/27	1,552	491	455	(2) (3) (4) (5)
Diligent Corporation	Professional Services	9.13%	L + 6.25%	1.00%	08/04/25	20,713	20,374	20,817	(2) (3) (4)
Diligent Corporation	Professional Services	8.63%	L + 5.75%	1.00%	08/04/25	12,838	12,742	12,709	(2) (3) (4)
Diligent Corporation	Professional Services	8.63%	L + 5.75%	1.00%	08/04/25	8,720	8,656	8,632	(2) (3) (4)
Diligent Corporation	Professional Services	8.49%	L + 6.25%	1.00%	08/04/25	3,503	1,712	1,769	(2) (3) (4) (5)
Diligent Corporation	Professional Services	8.00%	L + 6.25%	1.00%	08/04/25	1,732	1,705	1,715	(2) (3) (4)
Diligent Corporation	Professional Services	9.13%	L + 6.25%	1.00%	08/04/25	1,092	1,075	1,098	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	$27,340	$—	$—	(2) (5)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	7,195	—	—	(2) (5)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	0.75%	07/07/28	2,398	—	—	(2) (5)
Elemica Parent, Inc.	Chemicals	7.56%	L + 5.50%	1.00%	09/18/25	3,529	3,478	3,459	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.11%	L + 5.50%	1.00%	09/18/25	1,379	1,349	1,351	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.33%	L + 5.50%	1.00%	09/18/25	690	678	676	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.33%	L + 5.50%	1.00%	09/18/25	515	504	505	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	7.04%	L + 5.50%	1.00%	09/18/25	470	221	219	(2) (3) (4) (5)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	6,269	6,211	6,207	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	2,970	2,922	2,940	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	2,949	2,909	2,920	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.13%	S + 5.50%	1.00%	12/06/25	2,702	2,675	2,675	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	7.07%	S + 5.50%	1.00%	12/06/25	1,365	943	942	(2) (3) (4) (5)
ESO Solutions, Inc	Health Care Technology	9.06%	S + 7.00%	1.00%	05/03/27	36,294	35,680	35,750	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	1.00%	05/03/27	3,292	(53)	(49)	(2) (3) (4) (5)
Experity, Inc.	Health Care Technology	7.42%	L + 5.75%	0.75%	02/24/28	34,090	33,946	33,920	(2) (3) (4)
Experity, Inc.	Health Care Technology		L + 5.75%	0.75%	02/24/28	3,023	(13)	(15)	(2) (3) (4) (5)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	7.27%	L + 5.75%	0.75%	11/17/26	30,795	30,389	30,256	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.75%	L + 7.50% (Incl. 4.50% PIK)	1.50%	10/04/27	52,337	51,198	51,029	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.75%	L + 7.50%	1.50%	10/04/27	20,078	19,623	19,576	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	9.75%	L + 7.50% (Incl. 4.50% PIK)	1.50%	10/04/27	3,067	1,002	993	(2) (3) (4) (5)
Gainsight, Inc.	Software	7.99%	L + 6.75% PIK	0.75%	07/30/27	38,822	38,247	37,560	(2) (3) (4)
Gainsight, Inc.	Software		L + 6.75%	0.75%	07/30/27	4,830	(72)	(157)	(2) (3) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	13,790	13,597	13,514	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	2,412	2,380	2,364	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	1,749	1,260	1,248	(2) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	8.67%	L + 7.00%	1.00%	06/24/25	901	884	883	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.75%	L + 6.50%	1.00%	01/29/27	26,442	25,908	26,309	(2) (3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.25%	L + 6.00%	1.00%	01/29/27	3,450	2,033	2,062	(2) (3) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	1.00%	01/29/27	2,337	(27)	(12)	(2) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	7.17%	L + 5.50%	0.75%	12/01/28	38,099	38,010	37,432	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/02/27	4,244	(10)	(74)	(2) (3) (4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	0.75%	12/01/28	13,262	(15)	(232)	(2) (3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	7.25%	L + 5.75%	1.00%	05/22/26	22,303	22,070	21,689	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	8.63%	L + 5.75%	1.00%	05/22/26	914	218	203	(2) (3) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	1.00%	05/22/26	1,884	(4)	(52)	(2) (3) (5)
HealthEdge Software, Inc.	Health Care Technology	9.00%	L + 7.00%	1.00%	04/09/26	32,000	31,430	31,280	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology	9.00%	L + 7.00%	1.00%	04/09/26	4,520	1,302	1,200	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	3,400	(60)	(77)	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 6.25%	1.00%	04/09/26	8,500	(74)	(191)	(2) (3) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.62%	L + 6.00%	1.00%	12/15/26	$17,647	$17,401	$17,470	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.67%	L + 6.00%	1.00%	12/15/26	13,540	13,421	13,404	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.33%	L + 5.75%	0.75%	12/15/26	18,678	8,852	8,543	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.67%	L + 6.00%	1.00%	12/15/26	7,316	7,191	7,243	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	7.12%	L + 6.00%	1.00%	12/15/26	2,199	198	209	(2) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services	8.25%	L + 6.00%	1.00%	10/15/27	21,986	21,589	21,491	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services	8.25%	L + 6.00%	1.00%	10/15/27	13,846	5,815	5,683	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		L + 6.00%	1.00%	10/15/27	2,542	(45)	(57)	(2) (3) (4) (5)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.32%	L + 6.00%	1.00%	10/23/26	32,170	31,746	31,446	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.50%	L + 6.00%	1.00%	10/23/26	10,315	10,227	10,083	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	7.61%	L + 6.00%	1.00%	10/23/26	9,868	9,797	9,646	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	9.00%	L + 6.75%	1.00%	07/09/25	26,619	26,311	25,754	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	9.00%	L + 6.75%	1.00%	07/09/25	5,521	5,429	5,342	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	8.98%	L + 6.75%	1.00%	07/09/25	2,186	305	257	(2) (3) (4) (5)
iCIMS, Inc.	Software	7.72%	L + 5.50%	1.00%	09/12/24	22,611	22,334	22,611	(2) (3) (4)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	22,131	21,709	22,131	(3) (4)
iCIMS, Inc.	Software	6.72%	L + 5.50%	1.00%	09/12/24	369	361	369	(3) (4)
iCIMS, Inc.	Software		L + 5.50%	1.00%	05/02/28	55,800	—	—	(2) (5)
iCIMS, Inc.	Software		L + 5.50%	1.00%	05/02/28	5,314	—	—	(2) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	7.65%	S + 6.00%	0.75%	05/11/29	11,415	11,190	11,187	(2) (3)
Intelligent Medical Objects, Inc.	Health Care Technology	7.24%	S + 6.00%	0.75%	05/11/28	1,396	112	112	(2) (3) (5)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	0.75%	05/11/29	2,690	(26)	(27)	(2) (3) (5)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	7.76%	L + 5.50%	1.00%	04/02/25	38,945	38,251	38,848	(2) (3) (4)
Kaseya Inc.	IT Services	8.29%	S + 5.75%	0.75%	06/25/29	16,900	16,647	16,647	(2)
Kaseya Inc.	IT Services		S + 5.75%	0.75%	06/25/29	1,010	(8)	(8)	(2) (5)
Kaseya Inc.	IT Services		S + 5.75%	0.75%	06/25/29	1,010	(15)	(15)	(2) (5)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	8.42%	L + 6.75%	1.00%	12/16/27	13,898	13,577	13,551	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals		L + 6.75%	1.00%	12/16/26	1,995	(45)	(50)	(2) (3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	10.20%	S + 8.00% (incl. 1.50% PIK)	1.00%	10/09/26	41,423	40,500	39,248	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	7.40%	S + 6.00%	0.75%	06/01/28	19,879	19,486	19,481	(2)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	7.40%	S + 6.00%	0.75%	06/01/28	2,485	572	572	(2) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	0.75%	06/01/28	4,970	(49)	(50)	(2) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.75%	P + 4.00%		12/15/27	9,301	9,129	9,115	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.75%	P + 4.00%		12/15/27	1,998	263	260	(2) (3) (4) (5)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	8.50%	L + 6.25%	1.00%	09/15/27	59,848	58,781	58,652	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	8.50%	L + 6.25%	1.00%	09/15/27	6,240	6,127	6,115	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology		L + 6.25%	1.00%	09/15/27	5,374	(93)	(107)	(2) (3) (4) (5)
MRI Software LLC	Real Estate Mgmt. & Development	7.75%	L + 5.50%	1.00%	02/10/26	24,677	24,310	24,482	(3)
MRI Software LLC	Real Estate Mgmt. & Development	7.75%	L + 5.50%	1.00%	02/10/26	16,544	16,434	16,414	(3)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	1,143	(7)	(9)	(3) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	1.00%	02/10/26	$6,163	$(14)	$(49)	(2) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.42%	L + 5.75%	1.00%	11/30/27	15,469	15,188	15,159	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.30%	L + 5.75%	1.00%	11/30/27	15,684	8,674	8,586	(2) (3) (4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.15%	L + 5.75%	1.00%	11/30/27	2,696	356	350	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services	8.42%	L + 6.75%	1.00%	12/22/25	21,085	20,770	20,347	(2) (3) (4)
One GI LLC	Health Care Providers & Services	8.42%	L + 6.75%	1.00%	12/22/25	10,359	10,176	9,996	(2) (3) (4)
One GI LLC	Health Care Providers & Services	8.42%	L + 6.75%	1.00%	12/22/25	8,767	8,637	8,460	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	3,246	(49)	(114)	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services		L + 6.75%	1.00%	12/22/25	5,679	(49)	(199)	(2) (3) (4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	24,500	—	—	(2) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	2,820	—	—	(2) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/29	2,820	—	—	(2) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	0.75%	06/01/27	1,850	—	—	(2) (5)
Picture Head Midco LLC	Entertainment	8.28%	S + 6.75%	1.00%	08/31/23	19,619	19,439	19,374	(2) (3) (4)
Pioneer Buyer I, LLC	Software	9.25%	L + 7.00% PIK	0.75%	11/01/28	22,649	22,252	22,196	(2) (3) (4)
Pioneer Buyer I, LLC	Software		L + 6.50%	0.75%	11/01/27	3,900	(70)	(78)	(2) (3) (4) (5)
Pluralsight, Inc	Professional Services	9.00%	L + 8.00%	1.00%	04/06/27	68,747	67,589	67,200	(2) (3) (4)
Pluralsight, Inc	Professional Services		L + 8.00%	1.00%	04/06/27	4,600	(73)	(104)	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	7.42%	L + 5.75%	0.75%	08/05/28	16,991	16,687	16,651	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	7.42%	L + 5.75%	0.75%	08/05/28	9,211	5,414	5,279	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	7.42%	L + 5.75%	0.75%	08/05/27	2,769	17	9	(2) (3) (4) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.35%	L + 5.75%	1.00%	01/02/25	16,404	16,238	15,994	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.42%	L + 5.75%	1.00%	01/02/25	10,886	10,748	10,613	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	6.75%	L + 5.75%	1.00%	01/02/25	4,580	4,523	4,466	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	7.40%	L + 5.75%	1.00%	01/02/25	10,257	2,822	2,695	(2) (3) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	8.42%	L + 6.75%	1.00%	07/06/26	40,298	39,563	39,492	(2) (3) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.75%	1.00%	07/06/26	3,418	(58)	(68)	(2) (3) (4) (5)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.83%	L + 6.50%	1.00%	01/30/26	17,147	16,888	17,147	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	7.83%	L + 6.50%	1.00%	01/30/26	7,015	6,895	7,015	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	1.00%	01/30/26	3,118	(45)	—	(1) (2) (4) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	20,646	20,455	20,027	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	1,835	1,818	1,780	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	1,771	1,754	1,718	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	7.75%	L + 5.50%	0.75%	11/01/28	1,267	1,256	1,229	(2) (3)
Purfoods, LLC	Health Care Providers & Services	7.67%	L + 6.25%	1.00%	08/12/26	24,170	23,771	23,626	(2) (3) (4)
Purfoods, LLC	Health Care Providers & Services	7.81%	L + 6.25%	1.00%	08/12/26	16,315	13,002	12,873	(2) (3) (4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies	6.83%	L + 5.75%	1.00%	08/31/26	10,400	10,255	10,244	(2) (3)
Qualawash Holdings, LLC	Commercial Services & Supplies	7.26%	L + 5.75%	1.00%	08/31/26	2,613	1,162	1,150	(2) (3) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.75%	1.00%	08/31/26	2,613	(37)	(20)	(2) (3) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	7.74%	L + 5.50%	1.00%	06/21/25	13,477	13,345	13,174	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Riverpoint Medical, LLC	Health Care Equipment & Supplies	7.74%	L + 5.50%	1.00%	06/21/25	$9,548	$9,503	$9,333	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.50%	1.00%	06/21/25	1,806	(5)	(41)	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	7.92%	L + 6.25%	1.00%	05/25/27	19,155	18,830	18,819	(1) (2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	1.00%	05/25/27	3,065	(50)	(54)	(1) (2) (4) (5)
Rubrik,Inc.	Software	8.19%	S + 6.50%	1.00%	06/10/27	32,242	31,604	31,597	(2)
Rubrik,Inc.	Software		S + 6.50%	1.00%	06/10/27	3,685	—	—	(2) (5)
SpendMend, LLC	Health Care Providers & Services	7.38%	S + 5.75%	1.00%	03/01/28	12,274	12,069	12,029	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services	7.38%	S + 5.75%	1.00%	03/01/28	1,605	187	182	(2) (3) (4) (5)
SpendMend, LLC	Health Care Providers & Services		S + 5.75%	1.00%	03/01/28	5,350	(44)	(107)	(2) (3) (4) (5)
StarCompliance Intermediate, LLC	Diversified Financial Services	9.00%	L + 6.75%	1.00%	01/12/27	14,400	14,170	14,220	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	9.00%	L + 6.75%	1.00%	01/12/27	2,319	2,278	2,290	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	8.42%	L + 6.75%	1.00%	01/12/27	2,300	195	201	(2) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	7.25%	L + 6.25%	1.00%	07/02/27	37,327	36,826	36,673	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.14%	L + 6.25%	1.00%	07/02/27	4,479	2,331	2,311	(2) (3) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.25%	1.00%	07/02/27	11,198	(73)	(196)	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance	8.00%	L + 5.75%	1.00%	10/09/26	12,009	11,829	11,889	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	8.00%	L + 5.75%	1.00%	10/09/26	7,603	7,492	7,527	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	8.00%	L + 5.75%	1.00%	10/09/26	338	147	146	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance		L + 5.75%	1.00%	10/09/26	2,496	(36)	(25)	(2) (4) (5)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.75%	L + 6.50%	1.00%	08/31/27	40,379	39,584	39,370	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 6.50%	1.00%	08/31/26	5,134	(90)	(128)	(2) (4) (5)
Sweep Purchaser LLC	Commercial Services & Supplies	8.00%	L + 5.75%	1.00%	11/30/26	26,137	25,732	25,876	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	7.11%	L + 5.75%	1.00%	11/30/26	8,298	8,167	8,215	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	7.10%	L + 5.75%	1.00%	11/30/26	6,653	6,545	6,587	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	7.16%	L + 5.75%	1.00%	11/30/26	3,318	3,205	3,232	(2) (3) (4) (5)
Sweep Purchaser LLC	Commercial Services & Supplies	9.50%	L + 5.75%	1.00%	11/30/26	4,201	1,349	1,370	(2) (4) (5)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	8.24%	L + 7.00%	1.00%	08/02/27	37,569	36,682	36,629	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	6.80%	S + 5.50%	1.00%	08/15/25	8,996	8,845	8,839	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	08/15/25	16,646	16,413	16,355	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.13%	L + 5.75%	1.00%	08/15/25	3,923	3,864	3,854	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	08/15/25	7,183	3,636	3,608	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	9.25%	P + 4.50%		08/15/25	2,361	1,149	1,139	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 5.50%	1.00%	08/15/25	3,947	(32)	(69)	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	9.25%	L + 7.00%	1.00%	12/18/26	36,434	35,916	36,434	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	1.00%	12/18/26	13,604	(58)	—	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services	6.96%	S + 5.75%	1.00%	07/15/26	15,600	15,300	15,288	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	7.25%	S + 5.75%	1.00%	07/15/26	4,575	4,499	4,484	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	7.01%	S + 5.75%	1.00%	07/15/26	2,287	2,249	2,241	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	7.33%	S + 5.75%	1.00%	07/15/26	9,500	1,002	912	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services		L + 5.75%	1.00%	07/15/26	1,150	(19)	(23)	(2) (3) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Floor (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	12/21/26	$20,139	$19,824	$19,988	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	12/21/26	6,998	6,921	6,946	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.13%	S + 5.50%	1.00%	12/21/26	8,631	3,101	3,100	(2) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	7.69%	S + 5.50%	1.00%	12/21/26	2,812	520	541	(2) (4) (5)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	7.92%	L + 6.25%	1.00%	07/02/25	18,902	18,714	18,619	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.90%	L + 6.50%	1.00%	08/11/27	31,617	31,034	31,064	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		L + 6.50%	1.00%	08/11/27	3,343	(62)	(59)	(2) (3) (4) (5)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	7.90%	L + 6.50%	1.00%	08/11/27	6,820	1,202	1,083	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	0.75%	06/29/27	25,494	25,165	24,665	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	0.75%	06/29/27	4,282	2,162	2,077	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.25%	P + 4.50%		06/29/27	858	204	187	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology	8.32%	L + 6.75%	1.00%	01/18/28	12,701	12,343	12,320	(2) (3) (4)
WebPT, Inc.	Health Care Technology	7.79%	L + 6.75%	1.00%	01/18/28	12,434	12,258	12,061	(2) (3) (4)
WebPT, Inc.	Health Care Technology	8.46%	L + 6.75%	1.00%	01/18/28	2,146	401	365	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	1.00%	01/18/28	2,146	(15)	(64)	(2) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	6.50%	L + 5.50%	1.00%	01/20/27	20,304	19,976	20,304	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	2,400	(37)	—	(2) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	1.00%	01/20/27	3,700	(34)	—	(2) (3) (4) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services	8.00%	L + 5.75%	0.75%	12/21/27	15,707	15,416	15,393	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	8.00%	L + 5.75%	0.75%	12/21/27	5,239	5,142	5,134	(2) (3) (4)
WhiteWater Holding Company LLC	Diversified Consumer Services	6.99%	L + 5.75%	0.75%	12/21/27	5,262	1,339	1,296	(2) (3) (4) (5)
WhiteWater Holding Company LLC	Diversified Consumer Services	7.39%	L + 5.75%	0.75%	12/21/27	2,100	497	493	(2) (3) (4) (5)
WorkForce Software, LLC	Software	8.82%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	11,475	11,327	11,274	(2) (3) (4)
WorkForce Software, LLC	Software	8.82%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	8,828	8,696	8,673	(2) (3) (4)
WorkForce Software, LLC	Software	8.82%	L + 7.25% (incl. 3.00% PIK)	1.00%	07/31/25	2,767	2,718	2,718	(2) (3) (4)
WorkForce Software, LLC	Software	7.51%	L + 6.50%	1.00%	07/31/25	980	968	963	(2) (3) (4)
WorkForce Software, LLC	Software		L + 7.25%	1.00%	07/31/25	2,051	(18)	(36)	(2) (3) (4) (5)
WSO2, Inc.	IT Services	8.62%	L + 7.50% (incl. 3.00% PIK)	1.00%	11/04/26	28,687	28,189	28,114	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	7.56%	L + 6.50%	1.00%	07/01/27	32,260	31,715	32,099	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	8.12%	L + 6.50%	1.00%	07/01/27	25,350	24,904	25,223	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		L + 6.50%	1.00%	07/01/27	6,145	(104)	(31)	(2) (3) (4) (5)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	9.67%	L + 8.00%	1.00%	12/21/26	46,540	45,452	45,493	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	1.00%	12/22/25	7,000	(146)	(158)	(2) (4) (5)
Total 1st Lien/Senior Secured Debt							2,579,045	2,570,365
2nd Lien/Senior Secured Debt 1.20%
Zep Inc.	Chemicals	10.50%	L + 8.25%	1.00%	08/11/25	$15,410	$15,380	$13,099	(3)
Total 2nd Lien/Senior Secured Debt							15,380	13,099
Unsecured Debt 0.51%
CivicPlus LLC	Software	12.93%	S + 11.75%	0.75%	08/24/27	$5,753	$5,580	$5,580	(2) (4)
Total Unsecured Debt							5,580	5,580

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Initial Acquisition Date(6)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.55%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$3,693	(2) (4) (7)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	11,449	(2) (4) (7)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	4,915	(2) (4) (7)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,073	(2) (4) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	9,886	(2) (4) (7)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	182	(2) (4) (7)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	7,657	(2) (4) (7)
Total Preferred Stock				39,730	38,855
Common Stock - 0.98%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,403	(2) (4) (7)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	911	(2) (4) (7)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	270	(2) (4) (7)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	2,134	(2) (4) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	2,848	(2) (4) (7)
WhiteWater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,212	(2) (4) (7)
Total Common Stock				9,996	10,778
Warrants - 0.06%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$668	(2) (4) (7)
Total Warrants				1,666	668
Investments in Affiliated Money Market Fund - 0.10%
Goldman Sachs Financial Square Government Fund - Institutional Shares			1,047,438	$1,047	$1,047	^^^ (8)
Total Investments in Affiliated Money Market Fund				1,047	1,047
Total Investments - 241.24%				$2,652,444	$2,640,392

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR ("S") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 3.62%, 2.94%, 2.29% and 1.79%, respectively. As of June 30, 2022, 1 month S was 1.09%, 3 month S was 0.70%, P was 4.75%, and Canadian Prime rate ("CDN P") was 3.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022 the aggregate fair value of these securities is $138,384 or 5.06% of the Company’s total assets.

(2)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)	All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(4)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies”.

(6)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $50,301 or 4.59% of the Company's net assets. The initial acquisition dates have been included for such securities.

(7)	Non-income producing security.
(8)	The annualized seven-day yield as of June 30, 2022 is 1.36%.
PIK	Payment In Kind

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
(5)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies”.

(6)	The investment is on non-accrual status. See Note 2 "Significant Accounting Policies”.
(7)

Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $52,792 or 5.36% of the Company's net assets. The initial acquisition dates have been included for such securities.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Prepayment premiums	$—	$75	$—	$541
Accelerated amortization of upfront loan origination fees and unamortized discounts	$80	$935	$188	$2,560

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2022, the Company did not have any investments on non-accrual status. As of December 31, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.7% and 1.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

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

(3) The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Division. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2022 and December 31, 2021, the Company held $50,052 and $31,602 in cash. Foreign currency of $160 and $324 (acquisition cost of $243 and $383) is included in cash as of June 30, 2022 and December 31, 2021.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2022, Management Fees amounted to $3,954 and $7,705. As of June 30, 2022, $3,954 remained payable. For the three and six months ended June 30, 2021, Management Fees amounted to $2,585 and $4,934.

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

For the three and six months ended June 30, 2022, the Company accrued unvested Incentive Fees of $2,352 and $6,345. As of June 30, 2022, $27,179 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company accrued unvested Incentive Fees of $4,407 and $11,759.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2022 and June 30, 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $357 and $706. As of June 30, 2022, $342 remained payable. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $259 and $446.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $35 and $61. As of June 30, 2022, $74 remained payable. For the three and six months ended June 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $51 and $86.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$4,338	$(3,291)	$—	$—	$1,047	$—
Total Non-Controlled Affiliates	$—	$4,338	$(3,291)	$—	$—	$1,047	$—
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$217,139	$(217,139)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$—	$217,139	$(217,139)	$—	$—	$—	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2022 and December 31, 2021, there were $163 and $496, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios as another client account managed by our Investment Adviser (collectively with the Company, the "Accounts"). The Goldman Sachs Asset Management Private Credit ("GSAM Private Credit") team comprises investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,579,045	$2,570,365	$2,243,253	$2,243,664
2nd Lien/Senior Secured Debt	15,380	13,099	15,376	14,588
Unsecured Debt	5,580	5,580	—	—
Preferred Stock	39,730	38,855	39,729	40,782
Common Stock	9,996	10,778	8,544	10,343
Warrants	1,666	668	1,666	1,667
Total investments	$2,651,397	$2,639,345	$2,308,568	$2,311,044

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.9%	40.7%	16.2%	37.9%
Health Care Providers & Services	15.5	37.3	14.3	33.5
Health Care Technology	13.6	32.7	14.6	34.2
Diversified Financial Services	10.5	25.3	7.1	16.6
Professional Services	8.7	21.0	9.5	22.4
Diversified Consumer Services	6.9	16.6	7.0	16.5
Real Estate Mgmt. & Development	5.7	13.6	7.8	18.3
IT Services	3.8	9.1	3.5	8.3
Commercial Services & Supplies	3.2	7.8	3.1	7.2
Health Care Equipment & Supplies	2.2	5.2	2.4	5.6
Entertainment	1.8	4.3	2.0	4.8
Construction & Engineering	1.5	3.7	1.8	4.2
Aerospace & Defense	1.5	3.7	1.8	4.1
Transportation Infrastructure	1.5	3.6	1.7	4.0
Internet & Direct Marketing Retail	1.4	3.3	1.6	3.7
Independent Power and Renewable Electricity Producers	1.3	3.2	1.0	2.4
Hotels, Restaurants & Leisure	1.2	2.9	1.3	3.2
Trading Companies & Distributors	0.9	2.3	0.9	2.2
Insurance	0.7	1.8	0.9	2.0
Chemicals	0.7	1.8	0.9	2.1
Pharmaceuticals	0.5	1.2	0.6	1.4
Total	100.0%	241.1%	100.0%	234.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2022	December 31, 2021
United States	97.5%	97.2%
Canada	2.0	2.2
United Kingdom	0.5	0.6
Total	100.0%	100.0%

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

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,265,162	Discounted cash flows	Discount Rate	8.5% - 16.9%	10.0%
Unsecured Debt	$5,580	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$17,903	Comparable multiples	EV/EBITDA(6)	8.9x - 28.2x	25.7x
	$20,952	Comparable multiples	EV/Revenue	4.1x - 5.1x	4.7x
Common Stock	$7,930	Comparable multiples	EV/EBITDA(6)	10.0x - 19.6x	15.3x
	$2,848	Comparable multiples	EV/Revenue	—	16.6x
Warrants	$668	Comparable multiples	EV/Revenue	—	5.1x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,675,447	Discounted cash flows	Discount Rate	7.1% — 22.5%	8.6%
Equity
Preferred Stock	$9,611	Comparable multiples	EV/EBITDA(6)	10.5x — 26.8x	21.5x
	$2,183	Comparable multiples	EV/Revenue	—	5.7x
Common Stock	$5,469	Comparable multiples	EV/EBITDA(6)	11.0x — 19.2x	15.5x
	$2,774	Comparable multiples	EV/Revenue	—	18.9x
Warrants	$1,667	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of June 30, 2022, included within Level 3 assets of $2,579,888 is an amount of $258,845 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,270,742 or 89.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$59,457	$2,510,908	$2,570,365	$—	$60,163	$2,183,501	$2,243,664
2nd Lien/Senior Secured Debt	—	—	13,099	13,099	—	14,588	—	14,588
Unsecured Debt	—	—	5,580	5,580	—	—	—	—
Preferred Stock	—	—	38,855	38,855	—	—	40,782	40,782
Common Stock	—	—	10,778	10,778	—	—	10,343	10,343
Warrants	—	—	668	668	—	—	1,667	1,667
Investments in Affiliated Money Market Fund	1,047	—	—	1,047	—	—	—	—
Total	$1,047	$59,457	$2,579,888	$2,640,392	$—	$74,751	$2,236,293	$2,311,044

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$2,183,501	$404,048	$(5,325)	$(8,672)	$(67,097)	$4,453	$—	$—	$2,510,908	$(16,263)
2nd Lien/Senior Secured Debt	—	—	—	(1,493)	—	4	14,588	—	13,099	(1,493)
Unsecured Debt	—	5,580	—	—	—	—	—	—	5,580	—
Preferred Stock	40,782	—	—	(1,927)	—	—	—	—	38,855	(1,927)
Common Stock	10,343	1,452	—	(1,017)	—	—	—	—	10,778	(1,017)
Warrants	1,667	—	—	(999)	—	—	—	—	668	(999)
Total assets	$2,236,293	$411,080	$(5,325)	$(14,108)	$(67,097)	$4,457	$14,588	$—	$2,579,888	$(21,699)
For the Six Months Ended June 30, 2021
1st Lien/Senior Secured Debt	$1,104,625	$489,396	$29	$6,770	$(142,571)	$4,775	$—	$(18,714)	$1,444,310	$7,487
Preferred Stock	3,716	8,007	—	494	—	—	—	—	12,217	494
Common Stock	357	2,300	—	1,066	—	—	—	—	3,723	1,066
Total assets	$1,108,698	$499,703	$29	$8,330	$(142,571)	$4,775	$—	$(18,714)	$1,460,250	$9,047

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 169% and 174%.

The Company’s outstanding debt was as follows:

	June 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$228,000	$17,000	$211,000	$292,000	—	$292,000
JPM Revolving Credit Facility(2)	1,650,000	265,086	1,383,763	1,250,000	216,586	1,033,737
Total debt	$1,878,000	$282,086	$1,594,763	$1,542,000	$216,586	$1,325,737

(1)
Provides, under certain circumstances, a total borrowing capacity of $228,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $1,370,500, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 10,800. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $1,019,000, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 10,800.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2022 and for the year ended December 31, 2021 were 3.33% and 3.05% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2022 and for the year ended December 31, 2021 was $1,482,116 and $912,583.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on July 31, 2019, December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021, September 17, 2021, December 23, 2021 and May 5, 2022.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $228,000 as of June 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 5, 2023.

Proceeds from the MUFG Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the MUFG Revolving Credit Facility, the Company has the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one-, three- or six-month tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the MUFG Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the MUFG Revolving Credit Facility is (A) the applicable benchmark plus the applicable credit adjustment spread for such benchmark plus 2.25% per annum or (B) an alternative base rate (the greatest of the prime rate set by MUFG Bank, Ltd., the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.25% per annum. The Company pays a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

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

Costs of $5,526 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of June 30, 2022 and December 31, 2021, outstanding deferred financing costs were $624 and $435.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$2,213	$2,546	$4,119	$5,094
Facility fees	4	65	4	131
Amortization of financing costs	242	562	562	1,486
Total	$2,459	$3,173	$4,685	$6,711
Weighted average interest rate	3.19%	2.59%	2.91%	2.60%
Average outstanding balance	$278,363	$394,346	$285,144	$394,755

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Term SOFR plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2022, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $10,782 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2022 and December 31, 2021, outstanding deferred financing costs were $8,219 and $7,260.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$11,439	$3,760	$20,340	$5,779
Facility fees	524	262	1,031	$458
Amortization of financing costs	570	275	1,085	$472
Total	$12,533	$4,297	$22,456	$6,709
Weighted average interest rate	3.64%	3.35%	3.43%	3.35%
Average outstanding balance	$1,260,324	$450,672	$1,196,973	$347,423

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$368,953	75%	$1,475,812	$472,260	68%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$537	$1,059
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	2,314	3,694
Acquia, Inc.	1,701	1,933
Admiral Buyer, Inc. (dba Fidelity Payment Services)	8,840	—
Apptio, Inc.	462	462
AQ Helios Buyer, Inc. (dba SurePoint)	10,060	12,903
Aria Systems, Inc.	—	1,720
Assembly Intermediate LLC	10,776	11,574
Bigchange Group Limited	3,588	3,993
Broadway Technology, LLC	1,010	—
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	—
Bullhorn, Inc.	1,550	2,373
Businessolver.com, Inc.	4,529	4,529
Capitol Imaging Acquisition Corp.	5,961	9,170
CFS Management, LLC (dba Center for Sight Management)	839	2,393
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,676	5,521
CivicPlus LLC	1,112	3,217
CloudBees, Inc.	11,620	11,620
Coding Solutions Acquisition, Inc.	6,015	—
Convene 237 Park Avenue, LLC (dba Convene)	—	3,200
CORA Health Holdings Corp	7,744	8,092
Cordeagle US Finco, Inc. (dba Condeco)	2,238	10,460
CorePower Yoga LLC	633	633
CST Buyer Company (dba Intoxalock)	1,291	1,291
DECA Dental Holdings LLC	5,691	6,208
Diligent Corporation	1,751	7,508
EDB Parent, LLC (dba Enterprise DB)	36,339	—
Elemica Parent, Inc.	242	207
Eptam Plastics, Ltd.	409	409

	Unfunded Commitment Balances(1)
	June 30, 2022	December 31, 2021
ESO Solutions, Inc	$3,292	$3,292
Experity, Inc.	3,023	3,023
Fullsteam Operations LLC	1,997	14,785
Gainsight, Inc.	4,830	4,830
GHA Buyer Inc. (dba Cedar Gate)	467	1,166
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,707	3,707
Governmentjobs.com, Inc. (dba NeoGov)	17,506	17,506
GS AcquisitionCo, Inc. (dba Insightsoftware)	2,569	3,889
HealthEdge Software, Inc.	15,118	16,420
Helios Buyer, Inc. (dba Heartland)	11,729	8,756
Honor HN Buyer, Inc	10,393	16,415
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,858	2,186
iCIMS, Inc.	60,045	—
Intelligent Medical Objects, Inc.	3,946	—
Kaseya Inc.	2,020	—
LS Clinical Services Holdings, Inc (dba CATO)	1,995	1,995
MerchantWise Solutions, LLC (dba HungerRush)	6,834	—
Millstone Medical Outsourcing, LLC	1,698	1,932
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	5,374	4,702
MRI Software LLC	7,306	1,143
NFM & J, L.P. (dba the Facilities Group)	9,077	10,110
One GI LLC	8,925	11,764
PDDS Holdco, Inc. (dba Planet DDS)	31,407	—
Pioneer Buyer I, LLC	3,900	3,900
Pluralsight, Inc	4,600	4,600
Premier Care Dental Management, LLC	6,453	9,056
Premier Imaging, LLC (dba Lucid Health)	7,305	10,270
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
PT Intermediate Holdings III, LLC (dba Parts Town)	—	1,780
Purfoods, LLC	3,075	6,150
Qualawash Holdings, LLC	4,037	—
Riverpoint Medical, LLC	1,806	1,806
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik,Inc.	3,685	—
SpendMend, LLC	6,741	—
StarCompliance Intermediate, LLC	2,070	2,300
Sundance Group Holdings, Inc. (dba NetDocuments)	13,288	14,333
Sunstar Insurance Group, LLC	2,685	2,693
Superman Holdings, LLC (dba Foundation Software)	5,134	5,134
Sweep Purchaser LLC	2,842	6,190
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8,576	7,249
Thrasio, LLC	13,604	13,604
Total Vision LLC	9,548	1,150
USN Opco LLC (dba Global Nephrology Solutions)	7,716	3,339
Volt Bidco, Inc. (dba Power Factors)	8,962	3,953
VRC Companies, LLC (dba Vital Records Control)	2,711	3,455
WebPT, Inc.	3,862	16,096
Wellness AcquisitionCo, Inc. (dba SPINS)	6,100	2,400
WhiteWater Holding Company LLC	5,426	8,688
WorkForce Software, LLC	2,051	—
Zarya Intermediate, LLC (dba iOFFICE)	6,145	6,145
Zodiac Intermediate, LLC (dba Zipari)	7,000	7,000
Total 1st Lien/Senior Secured Debt	$509,722	$395,513
Total	$509,722	$395,513
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2022
June 21, 2022	1,069,872	$103,307
Total capital drawdowns	1,069,872	$103,307
For the Six Months Ended June 30, 2021
June 28, 2021	1,126,459	$110,686
Total capital drawdowns	1,126,459	$110,686

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
May 3, 2022	July 5, 2022	July 29, 2022	$2.72
For the Six Months Ended June 30, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82
May 5, 2021	July 5, 2021	July 30, 2021	$2.64

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net increase in Members’ Capital from operations	$13,327	$19,482	$35,954	$36,599
Weighted average Units outstanding	10,414,230	6,464,651	10,355,771	6,446,186
Basic and diluted earnings per unit	$1.28	$3.01	$3.47	$5.68

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Per Unit Data:(1)
NAV, beginning of period	$95.68	$95.37
Net investment income	5.26	4.07
Net realized and unrealized gains (losses)(2)	(1.74)	1.63
Income tax provision, realized and unrealized gains	(0.01)	—
Net increase in net assets from operations(2)	$3.51	$5.70
Distributions declared from net investment income	(2.90)	(2.82)
Total increase (decrease) in net assets	$0.61	$2.88
NAV, end of period	$96.29	$98.25
Units outstanding, end of period	11,366,534	7,553,974
Weighted average units outstanding	10,355,771	6,446,186
Total return based on NAV(3)	3.67%	5.98%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$1,094,510	$742,211
Ratio of net expenses to average Members’ Capital	8.06%	8.43%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.98%	2.25%
Ratio of interest and other debt expenses to average Members’ Capital	5.45%	4.31%
Ratio of incentive fees to average Members’ Capital	0.63%	1.87%
Ratio of total expenses to average Members’ Capital	8.06%	8.43%
Ratio of net investment income to average Members’ Capital	11.58%	10.33%
Portfolio turnover	3%	13%

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per unit for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns and distributions.
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

On August 3, 2022, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2022 through September 30, 2022, payable on or about October 28, 2022 to Unitholders of record as of October 5, 2022.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2022, we have originated $3.78 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of the Omicron variant had waned considerably in many parts of the world by the end of the second quarter of 2022, some countries (most notably China) faced more challenging circumstances in trying to contain a surge in infections. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 169% and 174%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,579.04	$2,570.37	$2,243.25	$2,243.66
Second Lien/Senior Secured Debt	15.38	13.09	15.38	14.59
Unsecured Debt	5.58	5.58	—	—
Preferred Stock	39.73	38.86	39.73	40.78
Common Stock	10.00	10.78	8.54	10.34
Warrants	1.67	0.67	1.67	1.67
Total investments	$2,651.40	$2,639.35	$2,308.57	$2,311.04

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.6%	8.6%	7.7%	7.6%
Second Lien/Senior Secured Debt(2)	10.6	16.8	9.3	11.1
Unsecured Debt(2)	13.7	13.7	—	—
Preferred Stock(3)	—	—	—	—
Common Stock(3)	—	—	—	—
Warrants(3)	—	—	—	—
Total Portfolio	8.4%	8.5%	7.5%	7.5%

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

As of June 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 8.4% and 8.5%, as compared to 7.5% and 7.5%, as of December 31, 2021. The increase in weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increased market volatility and widening of credit spreads. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at fair value was driven by the financial underperformance of an investment.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2022	December 31, 2021
Number of portfolio companies	93	83
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.8x	6.1x
Weighted average interest coverage(3)	2.2x	2.5x
Median EBITDA(3)	$44.10 million	$39.42 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.0% and 37.3% of total debt investments at fair value.

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

	As of
	June 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$64.66	2.4%	$—	0.0%
Grade 2	2,527.52	95.8	2,272.76	98.4
Grade 3	47.17	1.8	7.55	0.3
Grade 4	—	—	30.73	1.3
Total Investments	$2,639.35	100.0%	$2,311.04	100.0%

The increase in investments with a grade 1 investment performance rating as of June 30, 2022 compared to December 31, 2021 was primarily driven by investments with an aggregate fair value of $64.66 million being upgraded from a grade 2 investment performance rating due to potential exits. The increase in investments with a grade 3 investment performance rating as of June 30, 2022 compared to December 31, 2021 was primarily driven by investments with a fair value of $41.74 million being downgraded from a grade 2 investment performance rating due to financial underperformance. The decrease in investments with a grade 4 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $30.73 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,651.40	100.0%	$2,270.24	98.3%
Non-accrual	—	—	38.33	1.7
Total Investments	$2,651.40	100.0%	$2,308.57	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2022	June 30, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$317.61	$350.27
Second Lien/Senior Secured Debt	—	15.73
Unsecured Debt	5.58	—
Preferred Stock	—	4.29
Common Stock	1.45	—
Total	$324.64	$370.29
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$41.13	$64.96
Total	$41.13	$64.96
Net increase (decrease) in portfolio	$283.51	$305.33
Number of new portfolio companies with new investment commitments	7	8
Total new investment commitment amount in new portfolio companies	$196.16	$295.62
Average new investment commitment amount in new portfolio companies	$28.02	$36.95
Number of existing portfolio companies with new investment commitments	9	9
Total new investment commitment amount in existing portfolio companies	$128.48	$74.68
Weighted average remaining term for new investment commitments (in years)(2)	5.6	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.3%	8.1%
Weighted average yield on new investment commitments(5)	8.2%	8.0%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.3%	7.0%
Weighted average yield on investments sold or repaid(7)	2.2%	7.0%

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
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Total investment income	$50.89	$30.94	$97.76	$58.42
Net expenses	(22.32)	(15.43)	(43.31)	(32.20)
Net investment income	28.57	15.51	54.45	26.22
Net realized gain (loss) on investments	(5.33)	0.03	(5.33)	0.03
Net unrealized appreciation (depreciation) on investments	(11.01)	3.99	(14.53)	10.34
Net unrealized appreciation (depreciation) on foreign currency translations	1.03	—	1.45	—
Income tax (provision) benefit, realized and unrealized gain/loss	0.07	(0.05)	(0.09)	0.01
Net increase in members’ capital from operations	$13.33	$19.48	$35.95	$36.60

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Interest	$46.51	$28.98	$89.64	$55.78
Payment-in-kind	3.53	1.48	6.42	1.64
Other income	0.85	0.48	1.70	1.00
Total investment income	$50.89	$30.94	$97.76	$58.42

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $28.98 million and $55.78 million for the three and six months ended June 30, 2021 to $46.51 million and $89.64 million for the three and six months ended June 30, 2022. The increase was primarily driven by our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $1,536.77 million as of June 30, 2021 to $2,651.40 million as of June 30, 2022.
•
PIK income from investments increased from $1.48 million and $1.64 million for the three and six months ended June 30, 2021 to $3.53 million and $6.42 million for the three and six months ended June 30, 2022. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Interest and other debt expenses	$14.99	$7.47	$27.14	$13.42
Management fees	3.95	2.58	7.71	4.93
Incentive fees	2.35	4.41	6.35	11.76
Professional fees	0.32	0.30	0.73	0.78
Directors’ fees	0.07	0.09	0.14	0.18
Other general and administrative expenses	0.64	0.58	1.24	1.13
Total expenses	$22.32	$15.43	$43.31	$32.20

In the table above:

•
Interest and other debt expenses increased from $7.47 million for the three months ended June 30, 2021 to $14.99 million for the three months ended June 30, 2022. This was primarily due to an increase in the average aggregate daily borrowings from $845.02 million to $1,538.69 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 2.99% to 3.56%.
•
Interest and other debt expenses increased from $13.42 million for the six months ended June 30, 2021 to $27.14 million for the six months ended June 30, 2022. This was primarily due to an increase in the average aggregate daily borrowings from $742.18 million to $1,482.12 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 2.95% to 3.33%.
•
Management Fees increased from $2.58 million and $4.93 million for the three and six months ended June 30, 2021 to $3.95 million and $7.71 million for the three and six months ended June 30, 2022 primarily driven by an increase in the size of our portfolio.
•
The accrual for Incentive Fees decreased from $4.41 million and $11.76 million for the three and six months ended June 30, 2021 to $2.35 million and $6.35 million for the three and six months ended June 30 2022. This was primarily driven by the inception-to-date results of operations.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Convene 237 Park Avenue, LLC (dba Convene)	(5.33)	—	(5.33)	—
HowlCO LLC (dba Lone Wolf)	—	0.03	—	0.03
Other, net(1)	0.00	(0.00)	0.00	—
Net realized gain (loss) on investments	$(5.33)	$0.03	$(5.33)	$0.03

(1) Amount rounds to less than $0.01 million.

For the three and six months ended June 30, 2022, net realized losses were primarily driven by the full exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) in April 2022, which resulted in a realized loss of $5.33 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($ in millions)
Unrealized appreciation	$7.32	$6.68	$10.14	$15.29
Unrealized depreciation	(18.33)	(2.69)	(24.67)	(4.95)
Net change in unrealized appreciation (depreciation) on investments	$(11.01)	$3.99	$(14.53)	$10.34

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	($ in millions)
Portfolio Company:
Convene 237 Park Avenue, LLC (dba Convene)	$6.02	$7.59
Chronicle Bidco Inc. (dba Lexitas)	0.58	0.56
Total Vision LLC	0.18	(0.17)
Diligent Corporation	0.08	0.63
Viant Medical Holdings, Inc.	0.08	(0.22)
WhiteWater Holding Company LLC	(0.01)	0.10
Zarya Intermediate, LLC (dba iOFFICE)	(0.37)	0.70
MedeAnalytics, Inc.	(0.38)	(3.17)
Zep Inc.	(0.77)	(1.49)
Purfoods, LLC	(0.81)	(0.85)
Gainsight, Inc.	(0.91)	(0.98)
Bigchange Group Limited	(1.03)	(1.49)
CloudBees, Inc.	(2.29)	(1.52)
Other, net(1)	(11.38)	(14.22)
Total	$(11.01)	$(14.53)

(1)
Includes gross unrealized appreciation of $0.38 million and $0.56 million, and gross unrealized depreciation of $(11.76) million and $(14.78) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2022 was primarily driven by increased market volatility and widening credit spreads, partially offset by the reversal of unrealized depreciation in connection with the aforementioned exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene).

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
	($ in millions)
Portfolio Company:
Other, net(1)	$3.24	$6.48
Thrasio, LLC	0.60	0.47
Superman Holdings, LLC (dba Foundation Software)	0.48	1.07
Purfoods, LLC	0.46	0.64
Capitol Imaging Acquisition Corp.	0.46	0.43
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.42	0.69
MRI Software LLC	0.14	1.24
Wrike, Inc.	—	(0.37)
Diligent Corporation	(0.01)	0.86
PT Intermediate Holdings III, LLC (dba Parts Town)	(0.03)	0.88
Project Eagle Holdings, LLC (dba Exostar)	(0.04)	0.92
HowlCO LLC (dba Lone Wolf)	(0.23)	(0.34)
Zep Inc.	(0.30)	(0.30)
MedeAnalytics, Inc.	(0.39)	0.73
Convene 237 Park Avenue, LLC (dba Convene)	(0.40)	(2.86)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	(0.41)	(0.20)
Total	$3.99	$10.34

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 169% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters, that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

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

	June 30, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$368.95	75%	$1,475.81	$472.26	68%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2022
June 21, 2022	1,069,872	$103.31
Total capital drawdowns	1,069,872	$103.31
For the Six Months Ended June 30, 2021
June 28, 2021	1,126,459	$110.69
Total capital drawdowns	1,126,459	$110.69

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$211.00	$211.00	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,383.76	$—	$—	$1,383.76	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2022, the Company had outstanding borrowings denominated in USD of $1,370.50 million, in Canadian Dollars (“CAD”) of 150.00 million and in British Pound ("GBP") of 10.80 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), and lead arranger, MUFG Union Bank, N.A., as letter of credit issuer and a lender, and the other lenders from time to time party thereto. We amended the MUFG Revolving Credit Facility on July 31, 2019 December 6, 2019, January 27, 2020, December 23, 2020, May 7, 2021, June 28, 2021, August 13, 2021, September 17, 2021, December 23, 2021 and May 5, 2022.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $228.00 million as of June 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 5, 2023.

Under the MUFG Revolving Credit Facility, we have the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one-, three- or six-month tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the MUFG Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the MUFG Revolving Credit Facility is (A) the applicable benchmark plus the applicable credit adjustment spread for such benchmark plus 2.25% per annum or (B) an alternative base rate (the greatest of the prime rate set by MUFG Bank, Ltd., the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.25% per annum. We pay a 0.25% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Term SOFR plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2022, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$509.72	$395.51
Total	$509.72	$395.51

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

Under newly adopted Rule 18f-4 under the Investment Company Act, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “Limited Derivatives User,” as defined under the new rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company expects to qualify as a Limited Derivatives User and does not expect the new rule to have a material impact on its consolidated financial statements.

RECENT DEVELOPMENTS

On May 12, 2022, Carmine Rossetti notified us of his intention to resign from his position as our principal financial officer, Chief Financial Officer and Treasurer. Mr. Rossetti will cease serving as our principal financial officer, Chief Financial Officer and Treasurer, effective on or about August 10, 2022. In addition, on May 12, 2022, Mr. Rossetti also notified each of Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), and Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”) of his intention to resign as the principal financial officer, Chief Financial Officer and Treasurer of GS BDC, GS PMMC and GS MMLC II, respectively, in each case effective on or about August 10, 2022. Mr. Rossetti’s resignation is not the result of any disagreement with the Company. To assist in an orderly transition, Mr. Rossetti will continue serving in his current role during the transition period.

On May 16, 2022, our board of directors appointed David Pessah, as Chief Financial Officer and Treasurer, effective on or about August 10, 2022. Mr. Pessah was also appointed as our principal financial officer, succeeding Mr. Rossetti, effective on or about August 10, 2022. Mr. Pessah will also continue to serve as our principal accounting officer. Mr. Pessah was also appointed as Chief Financial Officer, Treasurer and principal financial officer of GS BDC, GS PMMC and GS MMLC II, in each case effective on or about August 10, 2022.

On May 20, 2022, David Yu resigned from his position as our Executive Vice President and Head of Research, effective July 8, 2022. In addition, on May 20, 2022, Mr. Yu also resigned from his position as Executive Vice President and Head of Research of GS BDC, GS PMMC and GS MMLC II, in each case effective July 8, 2022. Mr. Yu’s resignation is not the result of any disagreement with us.

On August 3, 2022, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2022 through September 30, 2022, payable on or about October 28, 2022 to Unitholders of record as of October 5, 2022.

As of the date of this report, the BDC Investment Committee (as defined below) consisted of the following voting members: Justin Betzen, Alex Chi, David Miller, James Reynolds, Kevin Sterling, and Greg Watts, along with members from Goldman Sachs’s Compliance, Legal, Tax, and Controllers divisions.

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

As of June 30, 2022 and December 31, 2021, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2022 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$66.50	$(37.35)	$29.15
Up 200 basis points	44.33	(24.90)	19.43
Up 100 basis points	22.17	(12.45)	9.72
Up 75 basis points	16.62	(9.34)	7.28
Up 50 basis points	11.08	(6.23)	4.85
Up 25 basis points	5.54	(3.11)	2.43
Down 25 basis points	(5.54)	3.11	(2.43)
Down 50 basis points	(11.04)	6.23	(4.81)
Down 75 basis points	(16.53)	9.34	(7.19)
Down 100 basis points	(20.70)	12.45	(8.25)
Down 200 basis points	(25.13)	24.46	(0.67)
Down 300 basis points	(25.18)	27.07	1.89

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2022, the U.S. Federal Reserve raised short term interest rates and has suggested additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We intend to be in compliance with Rule 2a-5 under the Investment Company Act on or before such compliance date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2022
June 21, 2022	1,069,872	$103.31
Total capital drawdowns	1,069,872	$103.31
For the Six Months Ended June 30, 2021
June 28, 2021	1,126,459	$110.69
Total capital drawdowns	1,126,459	$110.69
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

10.1

Third Commitment Increase Request, dated as of June 15, 2022, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as its designated Manager, JPMorgan Chase Bank, National Association as lender, and JPMorgan Chase Bank, National Association as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on June 15, 2022).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 9, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 9, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 9, 2022	/s/ Carmine Rossetti
Name: Carmine Rossetti
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)