Form 10-Q
period 2022-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2022-11-09
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 12,930,858 units of the limited liability company's common units outstanding.

2

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2021, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

• our future operating results;

• the impact of the coronavirus ("COVID-19") pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;

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

• the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser of the Company;

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

• our ability to maintain our status as a BDC and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

• actual and potential conflicts of interest with the Investment Adviser and its affiliates;

• the ability of the Investment Adviser to attract and retain highly talented professionals;

• the impact on our business from new or amended legislation or regulations, including the Inflation Reduction Act of 2022;

• the availability of credit and/or our ability to access the equity and capital markets;

• currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

• the impact of inflation and the risk of recession on our portfolio companies;

• the effect of global climate change on our portfolio companies;

• the impact of interruptions in the supply chain on our portfolio companies; and

• the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,760,130 and $2,308,568)	$2,726,145	$2,311,044
Investments in affiliated money market fund (cost of $66,170 and $—)	66,170	—
Cash	17,931	31,602
Interest and dividends receivable	25,974	22,973
Deferred financing costs	8,045	7,695
Other assets	2,408	1,117
Total assets	$2,846,673	$2,374,431
Liabilities
Debt	$1,562,697	$1,325,737
Interest and other debt expenses payable	18,830	8,669
Management fees payable	4,353	3,762
Incentive fees payable	29,893	20,834
Distribution payable	—	28,363
Accrued expenses and other liabilities	4,351	1,918
Total liabilities	$1,620,124	$1,389,283
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (12,930,858 and 10,296,662 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	1,231,857	980,969
Distributable earnings (loss)	(5,308)	4,179
Total members’ capital	$1,226,549	$985,148
Total liabilities and members’ capital	$2,846,673	$2,374,431
Net asset value per unit	$94.85	$95.68

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$60,036	$36,544	$149,679	$92,332
Payment-in-kind	4,348	2,033	10,766	3,672
Other income	931	591	2,628	1,590
From non-controlled affiliated investments:
Dividend income	240	—	240	—
Total investment income	$65,555	$39,168	$163,313	$97,594
Expenses:
Interest and other debt expenses	$21,769	$9,109	$48,910	$22,529
Management fees	4,353	3,306	12,058	8,240
Incentive fees	2,714	4,501	9,059	16,260
Professional fees	398	262	1,124	1,046
Directors’ fees	74	91	217	271
Other general and administrative expenses	565	543	1,814	1,668
Total expenses	$29,873	$17,812	$73,182	$50,014
Net investment income	$35,682	$21,356	$90,131	$47,580

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1)	$93	$(5,326)	$122
Foreign currency transactions	(112)	—	(113)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(21,933)	4,173	(36,461)	14,508
Foreign currency translations	1,606	—	3,059	—
Net realized and unrealized gains (losses)	$(20,440)	$4,266	$(38,841)	$14,630
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	133	(117)	39	(106)
Net increase in members’ capital from operations	$15,375	$25,505	$51,329	$62,104
Weighted average units outstanding	12,029,671	8,437,071	10,919,869	7,117,107
Net investment income per unit (basic and diluted)	$2.97	$2.53	$8.25	$6.69
Earnings per unit (basic and diluted)	$1.28	$3.02	$4.70	$8.73

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Members’ capital at beginning of period	$1,094,510	$742,211	$985,148	$613,020
Increase in members’ capital from operations:
Net investment income	$35,682	$21,356	$90,131	$47,580
Net realized gain (loss)	(113)	93	(5,439)	122
Net change in unrealized appreciation (depreciation)	(20,327)	4,173	(33,402)	14,508
(Provision) benefit for unrealized appreciation/depreciation on investments	133	(117)	39	(106)
Net increase in members’ capital from operations	$15,375	$25,505	$51,329	$62,104
Distributions to unitholders from:
Distributable earnings	$(30,917)	$(19,915)	$(60,816)	$(38,009)
Total distributions to unitholders	$(30,917)	$(19,915)	$(60,816)	$(38,009)
Capital transactions:
Issuance of units	$147,581	$265,646	$250,888	$376,332
Net increase in members’ capital from capital transactions	$147,581	$265,646	$250,888	$376,332
Total increase in members’ capital	$132,039	$271,236	$241,401	$400,427
Members’ capital at end of period	$1,226,549	$1,013,447	$1,226,549	$1,013,447
Distributions per unit	$2.72	$2.64	$5.62	$5.46

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net increase in Members’ Capital from operations:	$51,329	$62,104
Adjustments to reconcile net increase (decrease) in Members’ Capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(579,106)	(1,027,118)
Payment-in-kind interest capitalized	(10,815)	(3,636)
Investments in affiliated money market fund, net	(66,170)	—
Proceeds from sales of investments and principal repayments	142,187	297,851
Net realized (gain) loss	5,326	(122)
Net change in unrealized (appreciation) depreciation on investments	36,461	(14,508)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	7	—
Amortization of premium and accretion of discount, net	(9,154)	(8,310)
Amortization of deferred financing costs	2,488	2,655
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(3,001)	(7,335)
(Increase) decrease in other assets	(1,291)	(4,174)
Increase (decrease) in interest and other debt expenses payable	10,161	4,870
Increase (decrease) in management fees payable	591	1,058
Increase (decrease) in incentive fees payable	9,059	16,260
Increase (decrease) in accrued expenses and other liabilities	2,433	1,068
Net cash provided by (used for) operating activities	$(409,495)	$(679,337)
Cash flows from financing activities:
Proceeds from issuance of common units	$250,888	$376,332
Offering costs paid	—	(240)
Distributions paid	(89,179)	(51,807)
Financing costs paid	(2,838)	(6,286)
Borrowings on debt	513,036	1,419,168
Repayments of debt	(276,076)	(945,150)
Net cash provided by (used for) financing activities	$395,831	$792,017
Net increase (decrease) in cash	$(13,664)	$112,680
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	—
Cash, beginning of period	31,602	8,709
Cash, end of period	$17,931	$121,389
Supplemental and non-cash activities
Interest expense paid	$34,602	$14,010
Exchange of investments	$80,545	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par/Shares (++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 215.25%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.42%	L + 5.75%	11/06/26		$8,567	$8,476	$8,460	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.00%	P + 4.75%	11/06/26		1,059	627	625	(1) (2) (3) (4) (5)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.00%	CDN P + 4.75%	11/06/26	CAD	128	101	91	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.07%	L + 6.50%	06/16/23		2,085	2,061	2,069	(3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	8.54%	L + 6.25%	03/10/27		14,704	14,426	14,410	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	8.54%	L + 6.25%	03/10/27		2,755	1,516	1,486	(2) (3) (4) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		L + 6.25%	03/10/27		1,100	(21)	(22)	(2) (3) (4) (5)
Acquia, Inc.	Software	9.63%	L + 7.00%	10/31/25		24,940	24,590	24,379	(2) (3) (4)
Acquia, Inc.	Software	10.16%	L + 7.00%	10/31/25		1,933	765	745	(2) (3) (4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	7.63%	S + 6.00%	05/08/28		24,190	23,732	23,706	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		2,330	(44)	(47)	(2) (3) (4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		6,510	(61)	(130)	(2) (3) (4) (5)
Apptio, Inc.	IT Services	8.46%	L + 6.00%	01/10/25		26,813	26,308	26,545	(3) (4)
Apptio, Inc.	IT Services	8.46%	L + 6.00%	01/10/25		769	292	300	(3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.22%	S + 7.00%	07/01/26		35,280	34,708	34,574	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.79%	S + 8.00%	07/01/26		2,127	2,127	2,148	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.46%	S + 8.00%	07/01/26		5,900	895	954	(2) (3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,160	(63)	(83)	(2) (3) (4) (5)
Argos Health Holdings, Inc	Health Care Providers & Services	8.13%	L + 5.50%	12/03/27		19,800	19,451	19,404	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	9.57%	S + 7.00%	06/30/26		24,749	24,403	24,439	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	9.38%	L + 6.50%	10/19/27		39,908	39,213	39,310	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	9.36%	L + 6.50%	10/19/27		9,977	3,475	3,442	(2) (3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services	10.13%	L + 6.50%	10/19/27		3,991	731	738	(2) (3) (4) (5)
Bigchange Group Limited	Software	7.54%	SN + 6.00%	12/23/26	GBP	10,810	14,254	11,829	(1) (2) (3) (4)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	790	1	(18)	(1) (2) (3) (4) (5)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(48)	(48)	(1) (2) (3) (4) (5)
Broadway Technology, LLC	Diversified Financial Services	10.31%	S + 6.50%	01/08/26		23,837	23,475	23,599	(2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,010	(17)	(10)	(2) (3) (4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	9.15%	S + 6.00%	01/25/28		48,084	47,322	46,762	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		1,924	(30)	(53)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		13,596	13,423	13,392	(2) (3) (4)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		2,421	2,411	2,384	(2) (3) (4)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		629	622	620	(2) (3) (4)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		693	311	309	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		282	278	278	(2) (3) (4)
Bullhorn, Inc.	Professional Services	9.42%	L + 5.75%	09/30/26		225	222	221	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27		16,738	16,590	16,571	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology		L + 5.50%	12/01/27		4,529	(20)	(45)	(2) (3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	9.31%	L + 6.50%	10/01/26		39,926	39,356	39,028	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.00%	P + 5.50%	10/01/25		9,170	4,472	4,379	(2) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par/Shares (++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.73%	S + 6.25%	07/01/24		$18,128	$17,994	$16,949	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.73%	S + 6.25%	07/01/24		4,544	4,508	4,249	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.73%	S + 6.25%	07/01/24		1,767	1,757	1,652	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	9.72%	S + 6.25%	07/01/24		919	293	241	(2) (3) (4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment	10.17%	L + 6.50%	12/31/27		28,165	27,661	27,673	(2) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		2,831	(50)	(50)	(2) (3) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	9.80%	S + 6.25%	05/18/29		42,875	41,866	42,018	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		3,676	(71)	(74)	(2) (3) (4) (5)
CivicPlus LLC	Software	9.87%	L + 6.75% (incl. 2.50% PIK)	08/24/27		5,753	5,644	5,624	(2) (3) (4)
CivicPlus LLC	Software	9.87%	L + 6.75% (incl. 2.50% PIK)	08/24/27		5,700	5,590	5,572	(2) (3) (4)
CivicPlus LLC	Software	9.87%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,680	2,626	2,620	(2) (3) (4)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,112	(21)	(25)	(2) (3) (4) (5)
Clearcourse Partnership Acquireco Finance Limited	Software	9.44%	SN + 7.25%	07/25/28	GBP	5,250	6,171	5,715	(1) (2) (3)
Clearcourse Partnership Acquireco Finance Limited	Software	8.94%	SN + 7.25%	07/25/28	GBP	4,750	1,525	1,563	(1) (2) (3) (5)
CloudBees, Inc.	Software	9.71%	L + 7.00% (incl. 2.50% PIK)	11/24/26		25,727	24,330	25,277	(2) (3) (4)
CloudBees, Inc.	Software	9.71%	L + 7.00% (incl. 2.50% PIK)	11/24/26		11,657	10,339	10,789	(2) (3) (4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	8.78%	S + 5.75%	05/11/28		13,590	13,331	13,318	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	8.78%	S + 5.75%	05/11/28		1,938	255	252	(2) (3) (4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.75%	05/11/28		4,077	(39)	(82)	(2) (3) (4) (5)
CORA Health Holdings Corp	Health Care Providers & Services	8.79%	L + 5.75%	06/15/27		20,456	20,211	19,433	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services	8.08%	L + 5.75%	06/15/27		8,091	296	(58)	(2) (3) (4) (5)
CorePower Yoga LLC	Diversified Consumer Services	10.67%	L + 7.00% (incl. 5.00% PIK)	05/14/25		9,737	9,660	7,960	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25		633	(5)	(116)	(2) (3) (4) (5)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	8.62%	L + 5.50%	10/03/25		16,756	16,610	16,589	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services	8.62%	L + 5.50%	10/27/25		13,649	13,444	13,512	(2) (3) (4)
CST Buyer Company (dba Intoxalock)	Diversified Consumer Services		L + 5.50%	10/03/25		1,291	(10)	(13)	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	9.42%	L + 5.75%	08/28/28		19,462	19,122	18,683	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	9.42%	L + 5.75%	08/28/28		6,705	1,973	1,780	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	9.42%	L + 5.75%	08/26/27		1,552	699	662	(2) (3) (4) (5)
Diligent Corporation	Professional Services	9.92%	L + 6.25%	08/04/25		20,661	20,348	20,609	(2) (3) (4)
Diligent Corporation	Professional Services	8.63%	L + 5.75%	08/04/25		12,805	12,717	12,613	(2) (3) (4)
Diligent Corporation	Professional Services	8.63%	L + 5.75%	08/04/25		8,698	8,639	8,567	(2) (3) (4)
Diligent Corporation	Professional Services	9.44%	L + 6.25%	08/04/25		3,503	1,715	1,743	(2) (3) (4) (5)
Diligent Corporation	Professional Services	9.13%	L + 6.25%	08/04/25		1,728	1,703	1,702	(2) (3) (4)
Diligent Corporation	Professional Services	9.13%	L + 6.25%	08/04/25		1,090	1,074	1,087	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	9.07%	L + 5.50%	09/18/25		3,520	3,472	3,450	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	8.64%	L + 5.50%	09/18/25		1,375	1,347	1,348	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	8.79%	L + 5.50%	09/18/25		688	678	674	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	8.79%	L + 5.50%	09/18/25		514	504	504	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	8.57%	L + 5.50%	09/18/25		470	351	348	(2) (3) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.17%	P + 6.00%	12/06/25	$8,571	$8,401	$8,399	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25	6,253	6,199	6,050	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25	2,963	2,918	2,866	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25	2,942	2,904	2,846	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	8.63%	S + 5.50%	12/06/25	2,695	2,670	2,608	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies		S + 5.50%	12/06/25	1,365	(12)	(44)	(2) (3) (4) (5)
ESO Solutions, Inc	Health Care Technology	10.56%	S + 7.00%	05/03/27	36,294	35,706	35,750	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27	3,292	(51)	(49)	(2) (3) (4) (5)
Everest Clinical Research Corporation	Professional Services		S + 6.00%	09/01/29	5,450	—	—	(1) (2) (3) (5)
Experity, Inc.	Health Care Technology	9.42%	L + 5.75%	02/24/28	34,005	33,867	33,835	(2) (3) (4)
Experity, Inc.	Health Care Technology		L + 5.75%	02/24/28	3,023	(12)	(15)	(2) (3) (4) (5)
Four Seasons Heating And Air Conditioning Inc	Diversified Consumer Services	8.49%	L + 5.75%	11/17/26	30,718	30,335	30,180	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	11.17%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	53,049	51,822	51,723	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	11.17%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	20,559	20,030	20,045	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	11.17%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	3,067	997	993	(2) (3) (4) (5)
Fullsteam Operations LLC	Diversified Financial Services		L + 7.50% (Incl. 5.25% PIK)	10/04/27	764	(17)	(19)	(2) (4) (5)
Gainsight, Inc.	Software	9.56%	L + 6.75% PIK	07/30/27	39,606	39,055	38,121	(2) (3) (4)
Gainsight, Inc.	Software		L + 6.75%	07/30/27	4,830	(68)	(181)	(2) (3) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	13,755	13,577	12,517	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	2,406	2,376	2,190	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	1,749	1,582	1,446	(2) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.12%	L + 7.00%	06/24/25	899	883	818	(2) (3) (4)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.25%	L + 6.50%	01/29/27	26,375	25,867	25,715	(2) (3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.17%	L + 6.00%	01/29/27	3,444	2,030	1,988	(2) (3) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		L + 6.50%	01/29/27	2,337	(26)	(58)	(2) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	8.62%	L + 5.50%	12/01/28	38,004	37,918	37,338	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27	4,244	(9)	(74)	(2) (3) (4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28	13,262	(15)	(232)	(2) (3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.85%	L + 5.75%	05/22/26	22,666	22,446	21,986	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.46%	L + 5.75%	05/22/26	914	630	612	(2) (3) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	05/22/26	1,463	(3)	(44)	(2) (3) (5)
HealthEdge Software, Inc.	Health Care Technology	10.48%	L + 7.00%	04/09/26	32,000	31,462	31,280	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology	10.48%	L + 7.00%	04/09/26	4,520	2,065	1,963	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	3,400	(56)	(77)	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	8,500	(70)	(191)	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	9.12%	L + 6.00%	12/15/26	17,602	17,368	17,426	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	9.12%	L + 6.00%	12/15/26	13,505	13,393	13,370	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	8.86%	L + 5.75%	12/15/26	18,652	11,785	11,503	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	9.12%	L + 6.00%	12/15/26	7,298	7,179	7,225	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26	2,199	(31)	(22)	(2) (4) (5)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
Honor HN Buyer, Inc	Health Care Providers & Services	9.70%	S + 6.00%	10/15/27	$21,930	$21,550	$21,437	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services	9.70%	S + 6.00%	10/15/27	13,831	5,808	5,669	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 6.00%	10/15/27	2,542	(43)	(57)	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 6.00%	10/15/27	19,555	(192)	(440)	(2) (4) (5)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	8.90%	L + 6.00%	10/23/26	32,088	31,686	31,126	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	8.96%	L + 6.00%	10/23/26	10,289	10,205	9,981	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	9.14%	L + 6.00%	10/23/26	9,843	9,776	9,548	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.42%	L + 6.75%	07/09/25	26,552	26,267	25,755	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.42%	L + 6.75%	07/09/25	5,507	5,423	5,342	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.41%	L + 6.75%	07/09/25	2,186	634	590	(2) (3) (4) (5)
iCIMS, Inc.	Software	9.49%	S + 6.75%	08/18/28	38,211	37,553	37,543	(2) (3)
iCIMS, Inc.	Software		S + 6.75%	08/18/28	10,150	—	—	(2) (3) (5)
iCIMS, Inc.	Software		S + 6.75%	08/18/28	3,639	(62)	(64)	(2) (3) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	7.65%	S + 6.00%	05/11/29	11,415	11,197	11,187	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	8.72%	S + 6.00%	05/11/28	1,396	141	140	(2) (3) (4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29	2,690	(25)	(54)	(2) (3) (4) (5)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	9.18%	L + 5.50%	04/02/25	38,391	37,763	37,911	(2) (3) (4)
Kaseya Inc.	IT Services	8.29%	S + 5.75%	06/25/29	16,900	16,654	16,731	(2) (3) (4)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,010	(7)	(10)	(2) (3) (4) (5)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29	1,010	(15)	(10)	(2) (3) (4) (5)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	9.82%	L + 6.75%	12/16/27	13,863	13,555	13,517	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	9.71%	L + 6.75%	12/16/26	1,995	556	549	(2) (3) (4) (5)
MedeAnalytics, Inc.	Health Care Technology	11.70%	S + 8.00% (incl. 1.50% PIK)	10/09/26	42,476	41,615	40,261	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28	19,829	19,451	19,432	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	8.95%	S + 6.00%	06/01/28	2,485	574	572	(2) (3) (4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	8.10%	S + 6.00%	06/01/28	4,970	402	398	(2) (3) (4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	8.89%	L + 5.25%	12/15/27	9,278	9,113	9,092	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	9.95%	P + 4.50%	12/15/27	1,998	298	293	(2) (3) (4) (5)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	9.92%	L + 6.25%	09/15/27	59,697	58,675	58,205	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	9.92%	L + 6.25%	09/15/27	6,224	6,116	6,069	(2) (3) (4)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	Health Care Technology	9.50%	L + 6.25%	09/15/27	5,374	852	806	(2) (3) (4) (5)
MRI Software LLC	Real Estate Mgmt. & Development	9.17%	L + 5.50%	02/10/26	26,586	26,239	25,689	(3)
MRI Software LLC	Real Estate Mgmt. & Development	9.17%	L + 5.50%	02/10/26	16,502	16,399	15,945	(3)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	1,143	(6)	(39)	(3) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26	4,186	(14)	(141)	(2) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	8.87%	L + 5.75%	11/30/27	15,430	15,163	14,967	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	8.86%	L + 5.75%	11/30/27	15,657	10,543	10,308	(2) (3) (4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	7.15%	L + 5.75%	11/30/27	2,696	358	324	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services	9.87%	L + 6.75%	12/22/25	21,031	20,737	20,190	(2) (3) (4)
One GI LLC	Health Care Providers & Services	9.87%	L + 6.75%	12/22/25	10,333	10,162	9,920	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
One GI LLC	Health Care Providers & Services	9.87%	L + 6.75%	12/22/25	$8,744	$8,624	$8,394	(2) (3) (4)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	3,246	(45)	(130)	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25	5,679	(46)	(227)	(2) (3) (4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.48%	S + 6.75%	07/18/28	22,055	21,625	21,614	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.89%	S + 6.75%	07/18/28	2,145	2,124	2,145	(2) (3)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,530	—	—	(2) (3) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,530	(24)	(25)	(2) (3) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	1,705	(33)	(34)	(2) (3) (5)
Picture Head Midco LLC	Entertainment	9.90%	S + 6.75%	08/31/23	19,570	19,427	19,179	(2) (3) (4)
Pioneer Buyer I, LLC	Software	10.67%	L + 7.00% PIK	11/01/28	23,184	22,800	22,721	(2) (3) (4)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	3,900	(66)	(78)	(2) (3) (4) (5)
Pluralsight, Inc	Professional Services	10.68%	L + 8.00%	04/06/27	68,747	67,637	67,200	(2) (3) (4)
Pluralsight, Inc	Professional Services		L + 8.00%	04/06/27	4,600	(70)	(104)	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	8.87%	L + 5.75%	08/05/28	16,948	16,655	16,609	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	8.87%	L + 5.75%	08/05/28	9,191	7,663	7,586	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services		L + 5.75%	08/05/27	2,769	(45)	(55)	(2) (3) (4) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.80%	L + 5.75%	01/02/25	16,404	16,253	15,994	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.87%	L + 5.75%	01/02/25	10,858	10,734	10,587	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.87%	L + 5.75%	01/02/25	4,580	4,528	4,465	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	8.85%	L + 5.75%	01/02/25	10,249	2,827	2,688	(2) (3) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	9.62%	L + 6.50%	07/06/26	40,196	39,501	39,392	(2) (3) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.50%	07/06/26	3,418	(54)	(68)	(2) (3) (4) (5)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	9.31%	L + 6.50%	01/30/26	17,147	16,904	17,147	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	9.31%	L + 6.50%	01/30/26	7,015	6,902	7,015	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,118	(42)	—	(1) (2) (4) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	20,594	20,409	20,028	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	1,831	1,814	1,780	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	1,767	1,751	1,718	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	9.17%	L + 5.50%	11/01/28	1,264	1,253	1,229	(2) (3)
Purfoods, LLC	Health Care Providers & Services	9.16%	L + 6.25%	08/12/26	24,108	23,732	23,566	(2) (3) (4)
Purfoods, LLC	Health Care Providers & Services	9.26%	L + 6.25%	08/12/26	16,274	16,020	15,908	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies	7.96%	L + 5.50%	08/31/26	10,345	10,230	10,165	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies	8.49%	L + 5.50%	08/31/26	2,610	1,160	1,134	(2) (3) (4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	2,613	(36)	(52)	(2) (3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.65%	L + 5.00%	06/21/25	13,477	13,356	13,174	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.65%	L + 5.00%	06/21/25	9,548	9,507	9,333	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		L + 5.00%	06/21/25	1,806	(4)	(41)	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	9.37%	L + 6.25%	05/25/27	19,155	18,844	18,819	(1) (2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		L + 6.25%	05/25/27	3,065	(48)	(54)	(1) (2) (4) (5)
Rubrik,Inc.	Software	10.25%	S + 6.50%	06/10/27	32,242	31,630	31,597	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/ Shares (++)	Cost	Fair Value	Footnotes
Rubrik,Inc.	Software	10.75%	S + 7.00%	06/10/27	$3,685	$673	$599	(2) (3) (4) (5)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	9.15%	S + 6.11%	07/06/27	9,875	9,685	9,678	(2) (3)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.11%	07/06/27	1,700	(32)	(34)	(2) (3) (5)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.11%	07/06/27	6,800	(65)	(68)	(2) (3) (5)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	12,243	12,046	11,998	(2) (3) (4)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	5,344	2,096	2,050	(2) (3) (4) (5)
SpendMend, LLC	Health Care Providers & Services	8.63%	S + 5.50%	03/01/28	1,605	188	182	(2) (3) (4) (5)
StarCompliance Intermediate, LLC	Diversified Financial Services	10.42%	L + 6.75%	01/12/27	14,400	14,181	14,184	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	10.42%	L + 6.75%	01/12/27	2,319	2,280	2,285	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	9.87%	L + 6.75%	01/12/27	2,300	542	540	(2) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.54%	L + 6.25%	07/02/27	37,327	36,846	36,673	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.34%	L + 6.25%	07/02/27	4,479	3,005	2,982	(2) (3) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		L + 6.25%	07/02/27	11,198	(69)	(196)	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	12,009	11,823	11,769	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	7,603	7,489	7,451	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	3,503	560	546	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance	9.69%	S + 6.00%	10/09/26	338	288	284	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	18,136	(349)	(363)	(2) (3) (4) (5)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.80%	L + 6.13%	08/31/27	40,277	39,512	39,471	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	08/31/26	5,134	(85)	(103)	(2) (4) (5)
Sweep Purchaser LLC	Commercial Services & Supplies	9.42%	L + 5.75%	11/30/26	26,071	25,687	25,615	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	8.60%	L + 5.75%	11/30/26	8,277	8,153	8,132	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	8.61%	L + 5.75%	11/30/26	6,636	6,534	6,520	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	8.65%	L + 5.75%	11/30/26	3,310	3,252	3,252	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies		L + 5.75%	11/30/26	4,201	(59)	(74)	(2) (4) (5)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	9.53%	S + 6.50%	08/02/27	37,473	36,623	36,723	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.73%	S + 6.00%	08/15/25	16,603	16,388	16,313	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.88%	S + 6.00%	08/15/25	8,974	8,834	8,816	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.73%	S + 6.00%	08/15/25	3,913	3,859	3,845	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.75%	S + 5.50%	08/15/25	7,173	3,634	3,599	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	8.35%	S + 6.00%	08/15/25	2,361	1,860	1,847	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 6.00%	08/15/25	3,947	(29)	(69)	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	11.17%	L + 7.00%	12/18/26	36,342	35,848	34,888	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	12/18/26	13,604	(55)	(544)	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services	8.80%	S + 6.00%	07/15/26	15,561	15,278	15,250	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	8.81%	S + 6.00%	07/15/26	4,564	4,492	4,473	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	8.81%	S + 6.00%	07/15/26	2,281	2,245	2,235	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	8.73%	S + 6.00%	07/15/26	9,497	1,006	909	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(18)	(23)	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.56%	S + 5.50%	12/21/26	20,088	19,789	19,786	(2) (3) (4)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par/Shares (++)	Cost	Fair Value	Footnotes
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.56%	S + 5.50%	12/21/26	$6,981	$6,907	$6,876	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.57%	S + 5.50%	12/21/26	8,631	3,821	3,754	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	8.65%	S + 5.50%	12/21/26	2,812	832	830	(2) (4) (5)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	9.37%	L + 6.25%	07/02/25	18,854	18,681	18,477	(2) (3)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.05%	S + 6.50%	08/11/27	31,617	31,058	31,064	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	9.98%	S + 6.50% PIK	08/11/27	5,661	2,182	2,083	(2) (3) (4) (5)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(58)	(59)	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.38%	L + 5.50%	06/29/27	25,430	25,115	24,603	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.79%	L + 5.50%	06/29/27	4,277	4,226	4,138	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.75%	P + 4.50%	06/29/27	858	118	101	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology	9.82%	L + 6.75%	01/18/28	12,701	12,356	12,320	(2) (3) (4)
WebPT, Inc.	Health Care Technology	9.49%	L + 6.75%	01/18/28	12,434	12,265	12,061	(2) (3) (4)
WebPT, Inc.	Health Care Technology	9.54%	L + 6.75%	01/18/28	2,146	555	518	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28	2,146	(14)	(64)	(2) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.62%	L + 5.50%	01/20/27	20,253	19,941	19,949	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27	2,400	(35)	(36)	(2) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27	3,700	(32)	(56)	(2) (3) (4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	9.42%	L + 5.75%	12/21/27	15,668	15,389	15,237	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	8.92%	L + 5.75%	12/21/27	5,258	5,161	5,114	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	9.42%	L + 5.75%	12/21/27	5,226	5,133	5,082	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	9.39%	L + 5.75%	12/21/27	2,100	383	362	(2) (3) (4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	8.98%	L + 6.00%	12/21/27	2,900	(21)	(51)	(2) (3) (4) (5)
WorkForce Software, LLC	Software	10.32%	L + 7.25% (incl. 3.00% PIK)	07/31/25	11,563	11,425	11,332	(2) (3) (4)
WorkForce Software, LLC	Software	10.32%	L + 7.25% (incl. 3.00% PIK)	07/31/25	8,895	8,773	8,718	(2) (3) (4)
WorkForce Software, LLC	Software	10.32%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,788	2,743	2,732	(2) (3) (4)
WorkForce Software, LLC	Software	7.32%	L + 4.25%	07/31/25	2,051	1,347	1,326	(2) (3) (4) (5)
WorkForce Software, LLC	Software	9.57%	L + 6.50%	07/31/25	980	642	634	(2) (3) (4) (5)
WSO2, Inc.	IT Services	10.19%	L + 7.50% (incl. 3.00% PIK)	11/04/26	28,913	28,440	28,334	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.02%	S + 6.50%	07/01/27	80,545	80,545	79,740	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(2) (3) (4) (5)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	10.81%	L + 8.00%	12/21/26	46,540	45,502	44,213	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		L + 8.00%	12/22/25	7,000	(136)	(350)	(2) (4) (5)
Total 1st Lien/Senior Secured Debt						2,669,359	2,640,206
1st Lien/Last-Out Unitranche (9) - 1.43%
EDB Parent, LLC (dba Enterprise DB)	Software	9.11%	S + 6.00%	07/07/28	17,879	$17,412	$17,521	(2) (3)
EDB Parent, LLC (dba Enterprise DB)	Software		S + 6.00%	07/07/28	6,958	—	—	(2) (3) (5)
Total 1st Lien/Last-Out Unitranche						17,412	17,521
2nd Lien/Senior Secured Debt 1.01%
Zep Inc.	Chemicals	11.92%	L + 8.25%	08/11/25	15,410	$15,382	$12,328	(3)
Total 2nd Lien/Senior Secured Debt						15,382	12,328
Unsecured Debt 0.46%
CivicPlus LLC	Software	14.38%	S + 11.75%	08/24/27	5,753	$5,585	$5,581	(2) (3) (4)
Total Unsecured Debt						5,585	5,581

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2022

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment #	Industry	Initial Acquisition Date(6)	Par/Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.15%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$3,981	(2) (4) (7)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	10,587	(2) (4) (7)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,043	(2) (4) (7)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,098	(2) (4) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	10,145	(2) (4) (7)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	—	(2) (4) (7)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	7,747	(2) (4) (7)
Total Preferred Stock				39,730	38,601
Common Stock - 0.94%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,124	(2) (4) (7)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,068	(2) (4) (7)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	289	(2) (4) (7)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,000	(2) (7)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	1,971	(2) (4) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	2,892	(2) (4) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,143	(2) (4) (7)
Total Common Stock				10,996	11,487
Warrants - 0.03%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$421	(2) (4) (7)
Total Warrants				1,666	421
Investments in Affiliated Money Market Fund - 5.39%
Goldman Sachs Financial Square Government Fund - Institutional Shares			66,169,837	$66,170	$66,170	^^^ (8)
Total Investments in Affiliated Money Market Fund				66,170	66,170
Total Investments - 227.66%				$2,826,300	$2,792,315

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any,("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L, S and SN loans are typically indexed to 12 month, 6 month, 3 month or 1 month L, S or SN rates. As of September 30, 2022, rates for the 12 month, 6 month, 3 month and 1 month L are 4.78%, 4.23%, 3.75% and 3.14%, respectively. As of September 30, 2022, 1 month S was 2.47%, 3 month S was 2.13%, 3 month SN was 1.47%, P was 6.25% and Canadian Prime rate ("CDN P") was 5.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022.

(++)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Great British Pound ("GBP"), or Canadian Dollar (“CAD”).

#	Percentages are based on net assets.
^^^	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, the aggregate fair value of these securities is $121,799 or 4.28% of the Company’s total assets.

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

(6)

Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $50,509 or 4.12% of the Company's net assets. The initial acquisition dates have been included for such securities.

(7)	Non-income producing security.
(8)	The annualized seven-day yield as of September 30, 2022 is 2.90%.
(9)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.

PIK	Payment-In-Kind

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

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR ("S"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L or S rates. As of December 31, 2021, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.58%, 0.34%, 0.21%, 0.15%, 0.10% and 0.08%, respectively. As of December 31, 2021, 3 month S was 0.05%, P was 3.25%, and Canadian Prime rate ("CDN P") was 2.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021.

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

(8)	Non-income producing security.
PIK	Payment-In-Kind

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Prepayment premiums	$—	$581	$—	$1,122
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,193	$1,699	$2,381	$4,259

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2022, the Company did not have any investments on non-accrual status. As of December 31, 2021, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.7% and 1.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains these market quotations from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the valuation designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

(1) The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the valuation of the portfolio investment;

(2) The Valuation Designee, also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3) The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;

(4) The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations and makes fair valuation recommendations to the Asset Management Valuation Committee;

(5) The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and

(6) Through the Asset Management Valuation Committee, the Valuation Designee, discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2022 and December 31, 2021, the Company held $17,931 and $31,602 in cash. Foreign currency of $41 and $324 (acquisition cost of $45 and $383) is included in cash as of September 30, 2022 and December 31, 2021.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized gains (losses) on foreign currency translations in the Consolidated Statements of Operations.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

The Company elected to be treated as a RIC commencing with its taxable year ended December 31, 2019. So long as the Company obtains and maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the consolidated financial statements of the Company.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average of the NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current calendar quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the average of the NAV of the Company at the end of such quarter and zero). The Management Fee for any partial quarter will be appropriately prorated.

For the three and nine months ended September 30, 2022, Management Fees amounted to $4,353 and $12,058. As of September 30, 2022, $4,353 remained payable. For the three and nine months ended September 30, 2021, Management Fees amounted to $3,306 and $8,240.

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

For the three and nine months ended September 30, 2022, the Company accrued unvested Incentive Fees of $2,714 and $9,059. As of September 30, 2022, $29,893 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2021, the Company accrued unvested Incentive Fees of $4,501 and $16,260.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2022 and September 30, 2021, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $361 and $1,067. As of September 30, 2022, $585 remained payable. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Administrator and the Custodian of $259 and $705.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $35 and $96. As of September 30, 2022, $60 remained payable. For the three and nine months ended September 30, 2021, the Company incurred expenses for services provided by the Transfer Agent of $39 and $125.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$599,401	$(533,231)	$—	$—	$66,170	$240
Total Non-Controlled Affiliates	$—	$599,401	$(533,231)	$—	$—	$66,170	$240
For the Year Ended December 31, 2021
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$217,139	$(217,139)	$—	$—	$—	$—
Total Non-Controlled Affiliates	$—	$217,139	$(217,139)	$—	$—	$—	$—

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2022 and December 31, 2021, there were $161 and $496 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we expect to rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment, objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms certain other accounts in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of other client accounts managed by our Investment Adviser (collectively with the Company, the "Accounts"). The Goldman Sachs Asset Management Private Credit ("GSAM Private Credit") team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The GSAM Private Credit team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief and Application, if granted, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2022		December 31, 2021
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,669,359	$2,640,206	$2,243,253	$2,243,664
1st Lien/Last-Out Unitranche	17,412	17,521	—	—
2nd Lien/Senior Secured Debt	15,382	12,328	15,376	14,588
Unsecured Debt	5,585	5,581	—	—
Preferred Stock	39,730	38,601	39,729	40,782
Common Stock	10,996	11,487	8,544	10,343
Warrants	1,666	421	1,666	1,667
Total investments	$2,760,130	$2,726,145	$2,308,568	$2,311,044

The industry composition of the Company’s investments at fair value and net assets was as follows:

	September 30, 2022		December 31, 2021
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.6%	36.9%	16.2%	37.9%
Health Care Providers & Services	15.3	33.9	14.3	33.5
Health Care Technology	14.0	31.1	14.6	34.2
Diversified Financial Services	10.2	22.8	7.1	16.6
Professional Services	8.5	18.9	9.5	22.4
Diversified Consumer Services	7.3	16.3	7.0	16.5
Real Estate Mgmt. & Development	6.3	14.0	7.8	18.3
IT Services	3.7	8.1	3.5	8.3
Commercial Services & Supplies	3.1	7.0	3.1	7.2
Health Care Equipment & Supplies	2.3	5.2	2.4	5.6
Entertainment	1.7	3.8	2.0	4.8
Construction & Engineering	1.5	3.3	1.8	4.2
Aerospace & Defense	1.5	3.3	1.8	4.1
Transportation Infrastructure	1.4	3.1	1.7	4.0
Internet & Direct Marketing Retail	1.3	2.9	1.6	3.7
Independent Power and Renewable Electricity Producers	1.3	2.8	1.0	2.4
Hotels, Restaurants & Leisure	1.2	2.6	1.3	3.2
Trading Companies & Distributors	0.9	2.0	0.9	2.2
Insurance	0.7	1.6	0.9	2.0
Chemicals	0.7	1.5	0.9	2.1
Pharmaceuticals	0.5	1.2	0.6	1.4
Total	100.0%	222.3%	100.0%	234.6%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2022	December 31, 2021
United States	97.4%	97.2%
Canada	1.9	2.2
United Kingdom	0.7	0.6
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2022 and December 31, 2021. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,427,288	Discounted cash flows	Discount Rate	9.4% - 19.2%	10.9%
Unsecured Debt	$5,581	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$18,277	Comparable multiples	EV/EBITDA(6)	14.4x — 28.0x	25.8x
	$20,324	Comparable multiples	EV/Revenue	4.1x — 4.9x	4.2x
Common Stock	$7,595	Comparable multiples	EV/EBITDA(6)	10.0x — 18.3x	14.8x
	$2,892	Comparable multiples	EV/Revenue	—	17.0x
Warrants	$421	Comparable multiples	EV/Revenue	—	4.1x
As of December 31, 2021
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,675,447	Discounted cash flows	Discount Rate	7.1% — 22.5%	8.6%
Equity
Preferred Stock	$9,611	Comparable multiples	EV/EBITDA(6)	10.5x — 26.8x	21.5x
	$2,183	Comparable multiples	EV/Revenue	—	5.7x
Common Stock	$5,469	Comparable multiples	EV/EBITDA(6)	11.0x — 19.2x	15.5x
	$2,774	Comparable multiples	EV/Revenue	—	18.9x
Warrants	$1,667	Comparable multiples	EV/Revenue	—	8.2x

(1)
As of September 30, 2022, included within Level 3 assets of $2,666,214 is an amount of $183,836 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,432,869 or 93.0% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2022				December 31, 2021
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$59,931	$2,580,275	$2,640,206	$—	$60,163	$2,183,501	$2,243,664
1st Lien/Last-Out Unitranche	—	—	17,521	17,521	—	—	—	—
2nd Lien/Senior Secured Debt	—	—	12,328	12,328	—	14,588	—	14,588
Unsecured Debt	—	—	5,581	5,581	—	—	—	—
Preferred Stock	—	—	38,601	38,601	—	—	40,782	40,782
Common Stock	—	—	11,487	11,487	—	—	10,343	10,343
Warrants	—	—	421	421	—	—	1,667	1,667
Investments in Affiliated Money Market Fund	66,170	—	—	66,170	—	—	—	—
Total	$66,170	$59,931	$2,666,214	$2,792,315	$—	$74,751	$2,236,293	$2,311,044

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$2,183,501	$643,017	$(5,326)	$(27,759)	$(222,152)	$8,994	$—	$—	$2,580,275	$(33,780)
1st Lien/Last-Out Unitranche	-	17,400	—	109	—	12	—	—	17,521	109
2nd Lien/Senior Secured Debt	—	—	—	(2,266)	—	6	14,588	—	12,328	(2,266)
Unsecured Debt	—	5,580	—	(4)	—	5	—	—	5,581	(4)
Preferred Stock	40,782	—	—	(2,181)	—	—	—	—	38,601	(2,181)
Common Stock	10,343	2,452	—	(1,308)	—	—	—	—	11,487	(1,308)
Warrants	1,667	—	—	(1,246)	—	—	—	—	421	(1,246)
Total assets	$2,236,293	$668,449	$(5,326)	$(34,655)	$(222,152)	$9,017	$14,588	$—	$2,666,214	$(40,676)
For the Nine Months Ended September 30, 2021
1st Lien/Senior Secured Debt	$1,104,625	$954,158	$51	$10,938	$(236,297)	$7,254	$—	$(18,714)	$1,822,015	$11,749
Preferred Stock	3,716	8,007	94	550	(1,005)	—	—	—	11,362	590
Common Stock	357	6,444	—	1,112	—	—	—	—	7,913	1,112
Total assets	$1,108,698	$968,609	$145	$12,600	$(237,302)	$7,254	$—	$(18,714)	$1,841,290	$13,451

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2022 and December 31, 2021, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 178% and 174%.

The Company’s outstanding debt was as follows:

	September 30, 2022			December 31, 2021
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$137,000	$38,000	$99,000	$292,000	—	$292,000
JPM Revolving Credit Facility(2)	1,650,000	184,721	1,463,697	1,250,000	216,586	1,033,737
Total debt	$1,787,000	$222,721	$1,562,697	$1,542,000	$216,586	$1,325,737

(1)
Provides, under certain circumstances, a total borrowing capacity of $137,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in USD of $1,445,500, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 16,200. As of December 31, 2021, the Company had outstanding borrowings denominated in USD of $1,019,000, in Canadian Dollars (“CAD”) of 150 and in British Pound (“GBP”) of 10,800.

The combined weighted average interest rates of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and for the year ended December 31, 2021 were 3.92% and 3.05%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and for the year ended December 31, 2021 was $1,529,355 and $912,583.

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $137,000 as of September 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 5, 2023.

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

Costs of $5,555 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of September 30, 2022 and December 31, 2021, outstanding deferred financing costs were $455 and $435.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$2,007	$2,037	$6,126	$7,131
Facility fees	9	59	13	190
Amortization of financing costs	198	317	760	1,803
Total	$2,214	$2,413	$6,899	$9,124
Weighted average interest rate	4.51%	2.59%	3.30%	2.60%
Average outstanding balance	$176,446	$311,822	$248,513	$366,807

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Term SOFR plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2022, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $10,794 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2022 and December 31, 2021, outstanding deferred financing costs were $7,590 and $7,260.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$18,408	$5,885	$38,748	$11,664
Facility fees	505	431	1,535	889
Amortization of financing costs	642	380	1,728	852
Total	$19,555	$6,696	$42,011	$13,405
Weighted average interest rate	5.05%	3.29%	4.04%	3.32%
Average outstanding balance	$1,445,845	$710,341	$1,280,842	$469,725
7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2022			December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$221,372	85%	$1,475,812	$472,260	68%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2022	December 31, 2021
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$421	$1,059
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	2,314	3,694
Acquia, Inc.	1,144	1,933
Admiral Buyer, Inc. (dba Fidelity Payment Services)	8,840	—
Apptio, Inc.	462	462
AQ Helios Buyer, Inc. (dba SurePoint)	9,165	12,903
Assembly Intermediate LLC	9,578	11,574
Bigchange Group Limited	3,294	3,993
Broadway Technology, LLC	1,010	—
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	—
Bullhorn, Inc.	374	2,373
Businessolver.com, Inc.	4,529	4,529
Capitol Imaging Acquisition Corp.	4,585	9,170
CFS Management, LLC (dba Center for Sight Management)	618	2,393
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,676	5,521
CivicPlus LLC	1,112	3,217
Clearcourse Partnership Acquireco Finance Limited	3,739	—
CloudBees, Inc.	665	11,620
Coding Solutions Acquisition, Inc.	5,725	—
CORA Health Holdings Corp	7,744	8,092
CorePower Yoga LLC	633	633
CST Buyer Company (dba Intoxalock)	1,291	1,291
DECA Dental Holdings LLC	5,484	6,208
Diligent Corporation	1,751	7,508
Elemica Parent, Inc.	113	207
Eptam Plastics, Ltd.	1,365	409
ESO Solutions, Inc	3,292	3,292
Everest Clinical Research Corporation	5,341	—
Experity, Inc.	3,023	3,023

	Unfunded Commitment Balances(1)
	September 30, 2022	December 31, 2021
Fullsteam Operations LLC	$2,761	$14,785
Gainsight, Inc.	4,830	4,830
GHA Buyer Inc. (dba Cedar Gate)	146	1,166
GovDelivery Holdings, LLC (dba Granicus, Inc.)	3,707	3,707
Governmentjobs.com, Inc. (dba NeoGov)	17,506	17,506
GS AcquisitionCo, Inc. (dba Insightsoftware)	1,736	3,889
HealthEdge Software, Inc.	14,355	16,420
Helios Buyer, Inc. (dba Heartland)	8,975	8,756
Honor HN Buyer, Inc	29,948	16,415
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	1,530	2,186
iCIMS, Inc.	13,789	—
Intelligent Medical Objects, Inc.	3,918	—
Kaseya Inc.	2,020	—
LS Clinical Services Holdings, Inc (dba CATO)	1,397	1,995
MerchantWise Solutions, LLC (dba HungerRush)	6,337	—
Millstone Medical Outsourcing, LLC	1,665	1,932
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	4,433	4,702
MRI Software LLC	5,329	1,143
NFM & J, L.P. (dba the Facilities Group)	7,172	10,110
One GI LLC	8,925	11,764
PDDS Holdco, Inc. (dba Planet DDS)	6,765	—
Pioneer Buyer I, LLC	3,900	3,900
Pluralsight, Inc	4,600	4,600
Premier Care Dental Management, LLC	4,191	9,056
Premier Imaging, LLC (dba Lucid Health)	7,305	10,270
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
Qualawash Holdings, LLC	4,037	—
Riverpoint Medical, LLC	1,806	1,806
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik,Inc.	3,012	—
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	8,500	—
SpendMend, LLC	4,579	—
StarCompliance Intermediate, LLC	1,725	2,300
Sundance Group Holdings, Inc. (dba NetDocuments)	12,616	14,333
Sunstar Insurance Group, LLC	21,071	2,693
Superman Holdings, LLC (dba Foundation Software)	5,134	5,134
Sweep Purchaser LLC	4,201	6,190
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	7,868	7,249
Thrasio, LLC	13,604	13,604
Total Vision LLC	9,548	1,150
USN Opco LLC (dba Global Nephrology Solutions)	6,688	3,339
Volt Bidco, Inc. (dba Power Factors)	6,822	3,953
VRC Companies, LLC (dba Vital Records Control)	730	3,455
WebPT, Inc.	3,709	16,096
Wellness AcquisitionCo, Inc. (dba SPINS)	6,100	2,400
Whitewater Holding Company LLC	4,573	8,688
WorkForce Software, LLC	1,011	—
Zarya Intermediate, LLC (dba iOFFICE)	8,383	6,145
Zodiac Intermediate, LLC (dba Zipari)	7,000	7,000
Aria Systems, Inc.	—	1,720
Convene 237 Park Avenue, LLC (dba Convene)	—	3,200
Cordeagle US Finco, Inc. (dba Condeco)	—	10,460
PT Intermediate Holdings III, LLC (dba Parts Town)	—	1,780
Purfoods, LLC	—	6,150
Total 1st Lien/Senior Secured Debt	$415,601	$395,513
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$6,958	$—
Total 1st Lien/Last-Out Unitranche	$6,958	—
Total	$422,559	$395,513
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2022
June 21, 2022	1,069,872	$103,307
August 23, 2022	1,564,324	147,581
Total capital drawdowns	2,634,196	$250,888
For the Nine Months Ended September 30, 2021
June 28, 2021	1,126,459	$110,686
August 13, 2021	1,224,208	118,065
September 17, 2021	1,518,480	147,581
Total capital drawdowns	3,869,147	376,332

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
May 3, 2022	July 5, 2022	July 29, 2022	$2.72
For the Nine Months Ended September 30, 2021
February 24, 2021	April 5, 2021	April 29, 2021	$2.82
May 5, 2021	July 5, 2021	July 30, 2021	$2.64
August 4, 2021	October 5, 2021	October 28, 2021	$2.51

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net increase in Members’ Capital from operations	$15,375	$25,505	$51,329	$62,104
Weighted average units outstanding	12,029,671	8,437,071	10,919,869	7,117,107
Basic and diluted earnings per unit	$1.28	$3.02	$4.70	$8.73

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Per Unit Data:(1)
NAV, beginning of period	$95.68	$95.37
Net investment income	8.25	6.69
Net realized and unrealized gains (losses)(2)	(3.46)	1.83
Income tax provision, realized and unrealized gains	—	(0.01)
Net increase in Members’ Capital from operations(2)	$4.79	$8.51
Distributions declared from net investment income	(5.62)	(5.46)
Total increase (decrease) in Members’ Capital	$(0.83)	$3.05
NAV, end of period	$94.85	$98.42
Units outstanding, end of period	12,930,858	10,296,662
Weighted average units outstanding	10,919,869	7,117,107
Total return based on NAV(3)	5.01%	8.92%
Supplemental Data/Ratio(4):
Members’ Capital, end of period	$1,226,549	$1,013,447
Ratio of net expenses to average Members’ Capital	9.00%	8.82%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.93%	2.15%
Ratio of interest and other debt expenses to average Members’ Capital	6.21%	4.33%
Ratio of incentive fees to average Members’ Capital	0.86%	2.34%
Ratio of total expenses to average Members’ Capital	9.00%	8.82%
Ratio of net investment income to average Members’ Capital	11.74%	9.92%
Portfolio turnover	9%	20%

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

On November 2, 2022, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2022 through December 31, 2022, payable on or about January 27, 2023 to Unitholders of record as of December 30, 2022.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2022, we have originated $3.99 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Impact of COVID-19 Pandemic

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. Recovery from the economic effects of COVID-19 has continued to progress, but the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we receive and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our Unitholders. As a result, we may be required to reduce the future amount of distributions to our Unitholders. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge and we continue to monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify.

For further information about the risks associated with COVID-19, see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Leverage

The Revolving Credit Facilities allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 178% and 174%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,669.36	$2,640.21	$2,243.25	$2,243.66
First Lien/Last-Out Unitranche	17.41	17.52	—	—
Second Lien/Senior Secured Debt	15.38	12.33	15.38	14.59
Unsecured Debt	5.58	5.58	—	—
Preferred Stock	39.73	38.60	39.73	40.78
Common Stock	11.00	11.49	8.54	10.34
Warrants	1.67	0.42	1.67	1.67
Total investments	$2,760.13	$2,726.15	$2,308.57	$2,311.04

The weighted average of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.0%	10.3%	7.7%	7.6%
First Lien/Last-Out Unitranche(2)(3)	9.7	9.6	—	—
Second Lien/Senior Secured Debt(2)	12.0	21.4	9.3	11.1
Unsecured Debt(2)	15.2	15.3	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.8%	10.2%	7.5%	7.5%

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
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

As of September 30, 2022, the total portfolio weighted average yield measured at amortized cost and fair value was 9.8% and 10.2%, as compared to 7.5% and 7.5%, as of December 31, 2021. The increase in weighted average yield at amortized cost and fair value was primarily driven by rising interest rates, increase in market volatility and widening of credit spreads. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at fair value was driven by the financial underperformance of an investment.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2022	December 31, 2021
Number of portfolio companies	94	83
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.1x	6.1x
Weighted average interest coverage(3)	1.8x	2.5x
Median EBITDA(3)	$42.10 million	$39.42 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2022 and December 31, 2021, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 35.8% and 37.3% of total debt investments at fair value.

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

	As of
	September 30, 2022		December 31, 2021
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$65.08	2.4%	$—	0.0%
Grade 2	2,612.96	95.8	2,272.76	98.4
Grade 3	48.11	1.8	7.55	0.3
Grade 4	—	—	30.73	1.3
Total Investments	$2,726.15	100.0%	$2,311.04	100.0%

The increase in investments with a grade 1 investment performance rating as of September 30, 2022 compared to December 31, 2021 was primarily driven by investments with an aggregate fair value of $65.08 million being upgraded from a grade 2 investment performance rating due to potential exits. The increase in investments with a grade 3 investment performance rating as of September 30, 2022 compared to December 31, 2021 was primarily driven by investments with a fair value of $41.74 million being downgraded from a grade 2 investment performance rating due to financial underperformance. The decrease in investments with a grade 4 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $30.73 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2022		December 31, 2021
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,760.13	100.0%	$2,270.24	98.3%
Non-accrual	—	—	38.33	1.7
Total Investments	$2,760.13	100.0%	$2,308.57	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2022	September 30, 2021
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$208.30	$542.53
Common Stock	1.00	4.14
Total	$209.30	$546.67
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$154.94	$113.12
Preferred Stock	—	1.01
Total	$154.94	$114.13
Net increase (decrease) in portfolio	$54.36	$432.54
Number of new portfolio companies with new investment commitments	3	10
Total new investment commitment amount in new portfolio companies	$39.19	$283.42
Average new investment commitment amount in new portfolio companies	$13.06	$28.34
Number of existing portfolio companies with new investment commitments	8	12
Total new investment commitment amount in existing portfolio companies	$170.11	$263.26
Weighted average remaining term for new investment commitments (in years)(2)	5.0	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.0%	7.5%
Weighted average yield on new investment commitments(5)	9.9%	7.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.0%	6.7%
Weighted average yield on investments sold or repaid(7)	8.0%	6.7%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Total investment income	$65.55	$39.17	$163.31	$97.59
Net expenses	(29.87)	(17.81)	(73.18)	(50.01)
Net investment income	35.68	21.36	90.13	47.58
Net realized gain (loss) on investments	—	0.09	(5.33)	0.12
Net realized gain (loss) on foreign currency transactions	(0.11)	—	(0.11)	—
Net unrealized appreciation (depreciation) on investments	(21.93)	4.17	(36.46)	14.51
Net unrealized appreciation (depreciation) on foreign currency translations	1.61	—	3.06	—
Income tax (provision) benefit, realized and unrealized gain/loss	0.13	(0.11)	0.04	(0.11)
Net increase in members’ capital from operations	$15.38	$25.51	$51.33	$62.10

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Interest	$60.03	$36.55	$149.68	$92.33
Payment-in-kind	4.35	2.03	10.76	3.67
Dividend income	0.24	—	0.24	—
Other income	0.93	0.59	2.63	1.59
Total investment income	$65.55	$39.17	$163.31	$97.59

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $36.55 million and $92.33 million for the three and nine months ended September 30, 2021 to $60.03 million and $149.68 million for the three and nine months ended September 30, 2022. The increase was primarily driven by our deployment of capital and increasing invested balance and the increase in rising base interest rates on our variable rate debt. The amortized cost of the portfolio increased from $1,912.70 million as of September 30, 2021 to $2,760.13 million as of September 30, 2022.
•
PIK income from investments increased from $2.03 million and $3.67 million for the three and nine months ended September 30, 2021 to $4.35 million and $10.76 million for the three and nine months ended September 30, 2022. The increase was primarily due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Interest and other debt expenses	$21.77	$9.11	$48.91	$22.53
Management fees	4.35	3.31	12.06	8.24
Incentive fees	2.71	4.50	9.06	16.26
Professional fees	0.40	0.26	1.12	1.05
Directors’ fees	0.07	0.09	0.22	0.27
Other general and administrative expenses	0.57	0.54	1.81	1.66
Total expenses	$29.87	$17.81	$73.18	$50.01

In the table above:

•
Interest and other debt expenses increased from $9.11 million for the three months ended September 30, 2021 to $21.77 million for the three months ended September 30, 2022. This was primarily due to an increase in the average aggregate daily borrowings from $1,022.16 million to $1,622.29 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 3.08% to 4.99%.
•
Interest and other debt expenses increased from $22.53 million for the nine months ended September 30, 2021 to $48.91 million for the nine months ended September 30, 2022. This was primarily due to an increase in the average aggregate daily borrowings from $836.53 million to $1,529.35 million, as well as an increase in the weighted average interest rate for the Revolving Credit Facilities from 3.00% to 3.92%.
•
Management Fees increased from $3.31 million and $8.24 million for the three and nine months ended September 30, 2021 to $4.35 million and $12.06 million for the three and nine months ended September 30, 2022 primarily driven by an increase in members' capital.
•
The accrual for Incentive Fees decreased from $4.50 million and $16.26 million for the three and nine months ended September 30, 2021 to $2.71 million and $9.06 million for the three and nine months ended September 30 2022. This was primarily driven by the inception-to-date results of operations.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Convene 237 Park Avenue, LLC (dba Convene)	$—	$—	$(5.33)	$—
Exostar LLC - Class A	—	0.09	—	0.09
PDDS Holdco, Inc. (dba Planet DDS)(1)	(0.00)	—	(0.00)	—
Other, net(1)	0.00	—	0.00	0.03
Net realized gain (loss) on investments	$(0.00)	$0.09	$(5.33)	$0.12

(1) Amount rounds to less than $0.01 million.

For the nine months ended September 30, 2022, net realized losses were primarily driven by the full exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) in April 2022, which resulted in a realized loss of $5.33 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($ in millions)
Unrealized appreciation	$1.80	$6.89	$8.36	$18.12
Unrealized depreciation	(23.73)	(2.72)	(44.82)	(3.61)
Net change in unrealized appreciation (depreciation) on investments	$(21.93)	$4.17	$(36.46)	$14.51

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	($ in millions)
Portfolio Company:
Broadway Parent, LLC	$0.29	$(0.39)
Governmentjobs.com, Inc. (dba NeoGov)	0.26	(0.03)
Superman Holdings, LLC (dba Foundation Software)	0.19	0.01
Exostar LLC - Class B	0.16	(0.07)
Syntellis Performance Solutions, LLC (dba Axiom)	0.15	0.18
EDB Parent, LLC (dba Enterprise DB)	0.11	0.11
Kaseya Inc.	0.08	0.08
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.06	0.08
Convene 237 Park Avenue, LLC (dba Convene)	—	7.59
MedeAnalytics, Inc.	(0.28)	(3.46)
Zep Inc.	(0.77)	(2.27)
CloudBees, Inc.	(1.00)	(2.51)
Bigchange Group Limited	(1.07)	(2.56)
MRI Software LLC	(1.28)	(1.48)
GHA Buyer Inc. (dba Cedar Gate)	(1.34)	(1.55)
Zodiac Intermediate, LLC (dba Zipari)	(1.53)	(1.65)
Zarya Intermediate, LLC (dba iOFFICE)	(1.67)	(0.96)
Thrasio, LLC	(2.03)	(2.08)
Other, net(1)	(12.26)	(25.50)
Total	$(21.93)	$(36.46)

(1)
Includes gross unrealized appreciation of $0.51 million and $0.31 million, and gross unrealized depreciation of $(12.77) million and $(25.81) million.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2022 was primarily driven by increase in market volatility and widening credit spreads, partially offset by the reversal of unrealized depreciation in connection with the aforementioned exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) for the nine months ended September 30, 2022.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2022 and December 31, 2021, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 178% and 174%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	September 30, 2022			December 31, 2021
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$221.37	85%	$1,475.81	$472.26	68%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2022
June 21, 2022	1,069,872	$103.31
August 23, 2022	1,564,324	147.58
Total capital drawdowns	2,634,196	$250.89
For the Nine Months Ended September 30, 2021
June 28, 2021	1,126,459	$110.69
August 13, 2021	1,224,208	118.06
September 17, 2021	1,518,480	147.58
Total capital drawdowns	3,869,147	$376.33

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2022:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$99.00	$99.00	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,463.70	$—	$1,463.70	$—	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2022, the Company had outstanding borrowings denominated in USD of $1,445.50 million, in Canadian Dollars (“CAD”) of 0.15 million and in British Pound ("GBP") of 16.20 million.

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $137.00 million as of September 30, 2022. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 5, 2023.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to either (x) Term SOFR plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect or (y) a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum (subject to adjustment, as set forth in the loan documents) on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2022, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$415.60	$395.51
First Lien/Last-Out Unitranche	6.96	—
Total	$422.56	$395.51

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

RECENT DEVELOPMENTS

On November 2, 2022, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period October 1, 2022 through December 31, 2022, payable on or about January 27, 2023 to Unitholders of record as of December 30, 2022.

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

As of September 30, 2022 and December 31, 2021, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2022 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2022 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$67.15	$(36.05)	$31.10
Up 200 basis points	44.77	(24.04)	20.73
Up 100 basis points	22.38	(12.02)	10.36
Up 75 basis points	16.79	(9.01)	7.78
Up 50 basis points	11.19	(6.01)	5.18
Up 25 basis points	5.60	(3.00)	2.60
Down 25 basis points	(5.60)	3.00	(2.60)
Down 50 basis points	(11.19)	6.01	(5.18)
Down 75 basis points	(16.79)	9.01	(7.78)
Down 100 basis points	(22.38)	12.02	(10.36)
Down 200 basis points	(44.77)	24.04	(20.73)
Down 300 basis points	(57.30)	36.05	(21.25)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In certain circumstances, we can make negotiated co-investments pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted to the Investment Adviser and the BDCs advised by the Investment Adviser exemptive relief on which we rely to co-invest with other funds managed by the Investment Adviser in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors (the “Relief”). Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. On March 15, 2022, the SEC published a notice of an application that is intended to supersede the Relief and, if granted, would permit limited additional flexibility for the Company to enter into co-investment transactions with proprietary accounts of Goldman Sachs (the “Application”). As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. There can be no assurance when the order requested in the Application will be obtained or that any such order will be obtained at all.

Our Business and Structure

Our Investment Adviser, its principals, investment professionals and employees and the members of its BDC Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of the BDC Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of our Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or Accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and the Accounts.

As a result of the Relief and the Application, if granted, there could be significant overlap in our investment portfolio and the investment portfolios of the Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on our exemptive relief for a particular opportunity, when our Investment Adviser identifies certain investments, the Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. GSAM’s allocation policy currently provides that the Investment Adviser allocate opportunities through a rotation system or in such other manner as the Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Legal and Regulatory—Our ability to enter into transactions with our affiliates is restricted.”

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

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. In addition, while USD LIBOR (other than 1 week and 2 months) will continue to be published until June 30, 2023, banks cannot use USD LIBOR in new contracts after December 31, 2021 (nor in extensions of existing contracts) and therefore USD LIBOR will be limited to those investments that were in existence prior to December 31, 2021. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

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

Many of our portfolio securities do not have readily available market quotations (as defined in Rule 2a-5), and we value these securities at fair value as determined in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market quotations. The fair value of assets that are not publicly traded or whose market quotations are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets in accordance with Rule 2a-5 under the Investment Company Act. As the valuation designee, our Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our net assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs or another Account values the asset, including because Goldman Sachs, such other division or unit or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of, the Investment Adviser or the Company. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (e.g., with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default).

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

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the Investment Company Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the Investment Company Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and had a compliance date of September 8, 2022. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with this rule.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2022
June 21, 2022	1,069,872	$103.31
August 23, 2022	1,564,324	147.58
Total capital drawdowns	2,634,196	$250.89
For the Nine Months Ended September 30, 2021
June 28, 2021	1,126,459	$110.69
August 13, 2021	1,224,208	118.06
September 17, 2021	1,518,480	147.58
Total capital drawdowns	3,869,147	$376.33

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 8, 2022	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 8, 2022	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 8, 2022	/s/ David Pessah
Name: David Pessah
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)