Form 10-Q
period 2023-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2023-05-09
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

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

As of May 9, 2023, there were 13,694,584 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2022, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,712,130 and $2,691,993)	$2,624,289	$2,637,489
Non-controlled affiliated investments (cost of $10,566 and $10,576)	10,728	10,708
Total investments, at fair value (cost of $2,722,696 and $2,702,569)	2,635,017	2,648,197
Investments in affiliated money market fund (cost of $139,371 and $122,499)	139,371	122,499
Cash	47,999	36,657
Interest and dividends receivable	18,689	32,763
Deferred financing costs	6,399	7,215
Other assets	1,259	2,680
Total assets	$2,848,734	$2,850,011
Liabilities
Debt	$1,530,595	$1,465,196
Interest and other debt expenses payable	27,461	24,117
Management fees payable	4,633	4,598
Incentive fees payable	34,474	33,111
Distribution payable	—	78,068
Accrued expenses and other liabilities	3,339	4,411
Total liabilities	$1,600,502	$1,609,501
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,694,584 and 13,694,584 units issued and outstanding as of March 31, 2023 and December 31, 2022)	1,305,672	1,305,672
Distributable earnings (loss)	(57,440)	(65,162)
Total members’ capital	$1,248,232	$1,240,510
Total liabilities and members’ capital	$2,848,734	$2,850,011
Net asset value per unit	$91.15	$90.58

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$70,192	$43,134
Payment-in-kind income	5,605	2,891
Other income	916	842
From non-controlled affiliated investments:
Dividend income	1,162	—
Interest income	275	—
Other income	11	—
Total investment income	$78,161	$46,867
Expenses:
Interest and other debt expenses	$29,073	$12,149
Management fees	4,633	3,751
Incentive fees	1,363	3,993
Professional fees	481	404
Directors’ fees	73	71
Other general and administrative expenses	722	616
Total expenses	$36,345	$20,984
Net investment income	$41,816	$25,883
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$6	$—
Foreign currency transactions	(2)	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(33,337)	(3,515)
Non-controlled affiliated investments	30	—
Foreign currency translations	(386)	422
Net realized and unrealized gains (losses)	$(33,689)	$(3,093)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(405)	(163)
Net increase in members’ capital from operations	$7,722	$22,627
Weighted average units outstanding	13,694,584	10,296,662
Net investment income per unit (basic and diluted)	$3.05	$2.51
Earnings per unit (basic and diluted)	$0.56	$2.20

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Members’ capital at beginning of period	$1,240,510	$985,148
Increase in members’ capital from operations:
Net investment income	$41,816	$25,883
Net realized gain (loss)	4	—
Net change in unrealized appreciation (depreciation)	(33,693)	(3,093)
(Provision) benefit for unrealized appreciation/depreciation on investments	(405)	(163)
Net increase in members’ capital from operations	$7,722	$22,627
Total increase in members’ capital	$7,722	$22,627
Members’ capital at end of period	$1,248,232	$1,007,775
Distributions per unit	$—	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net increase in members’ capital from operations:	$7,722	$22,627
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(33,301)	(156,115)
Payment-in-kind interest capitalized	(5,645)	(2,984)
Investments in affiliated money market fund, net	(16,872)	—
Proceeds from sales of investments and principal repayments	21,305	15,822
Net realized (gain) loss	(6)	—
Net change in unrealized (appreciation) depreciation on investments	33,307	3,515
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(15)	10
Amortization of premium and accretion of discount, net	(2,479)	(2,182)
Amortization of deferred financing costs	816	835
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(2,517)
(Increase) decrease in interest and dividends receivable	14,074	1,138
(Increase) decrease in other assets	1,421	(212)
Increase (decrease) in interest and other debt expenses payable	3,344	522
Increase (decrease) in management fees payable	35	(11)
Increase (decrease) in incentive fees payable	1,363	3,993
Increase (decrease) in payable for investments purchased	—	1,046
Increase (decrease) in directors’ fees payable	—	65
Increase (decrease) in accrued expenses and other liabilities	(1,072)	(115)
Net cash provided by (used for) operating activities	$23,997	$(114,563)
Cash flows from financing activities:
Distributions paid	$(78,068)	$(28,363)
Financing costs paid	(1)	(1,057)
Borrowings on debt	65,399	167,070
Repayments of debt	—	(15,000)
Net cash provided by (used for) financing activities	$(12,670)	$122,650
Net increase (decrease) in cash	$11,327	$8,087
Effect of foreign exchange rate changes on cash and cash equivalents	15	(10)
Cash, beginning of period	36,657	31,602
Cash, end of period	$47,999	$39,679
Supplemental and non-cash activities
Interest expense paid	$24,378	$10,167

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par/Shares(3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 203.92%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.05%	S + 6.00%	11/06/26		$8,524	$8,443	$8,417	(4) (5) (6) (7)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	12.61%	P + 6.00%	11/06/26		846	804	801	(4) (5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.45%	CDN P + 4.75%	11/06/26	CAD	418	312	305	(4) (5) (6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.50%	L + 6.50%	12/16/24		2,033	2,015	1,830	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.95%	L + 6.25%	03/10/27		14,629	14,383	14,337	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.95%	L + 6.25%	03/10/27		1,534	1,521	1,503	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.95%	L + 6.25%	03/10/27		1,100	532	528	(5) (6) (7) (8)
Acquia, Inc.	Software	11.79%	L + 7.00%	10/31/25		24,940	24,641	24,379	(5) (6) (7)
Acquia, Inc.	Software	12.16%	L + 7.00%	10/31/25		1,933	1,913	1,890	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.40%	S + 5.50%	05/08/28		24,069	23,646	23,588	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		2,330	(40)	(47)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		6,510	(56)	(130)	(5) (7) (8)
Apptio, Inc.	IT Services	9.81%	S + 5.00%	01/10/25		26,813	26,410	26,545	(6) (7)
Apptio, Inc.	IT Services	9.80%	S + 5.00%	01/10/25		769	680	685	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.96%	S + 7.00%	07/01/26		35,280	34,774	34,222	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.02%	S + 8.00%	07/01/26		5,900	3,275	3,261	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.71%	S + 8.00%	07/01/26		2,127	2,127	2,121	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,160	(55)	(125)	(5) (6) (7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	10.33%	S + 5.50%	12/03/27		19,701	19,382	19,110	(5) (6) (7)
Aria Systems, Inc.	Diversified Financial Services	11.92%	S + 7.00%	06/30/26		24,655	24,350	23,854	(5) (6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.66%	L + 6.50%	10/19/27		39,908	39,270	39,310	(5) (6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.66%	L + 6.50%	10/19/27		9,977	5,463	5,438	(5) (6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	11.66%	L + 6.50%	10/19/27		3,991	1,535	1,536	(5) (7) (8)
Bigchange Group Limited	Software	10.05%	SN + 6.00%	12/23/26	GBP	10,810	14,277	13,035	(4) (5) (6) (7)
Bigchange Group Limited	Software	9.93%	SN + 6.00%	12/23/26	GBP	1,580	1,333	1,303	(4) (5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(45)	(60)	(4) (5) (6) (7) (8)
Broadway Technology, LLC	Diversified Financial Services	11.66%	S + 6.50%	01/08/26		23,716	23,405	23,479	(5) (6) (7)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,010	(15)	(10)	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.92%	S + 6.00%	01/25/28		48,084	47,382	45,680	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		1,924	(27)	(96)	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		13,526	13,373	13,323	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		2,408	2,399	2,372	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		626	619	617	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		280	277	276	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.91%	L + 5.75%	09/30/26		224	221	220	(5) (6) (7)
Bullhorn, Inc.	Professional Services		L + 5.75%	09/30/26		693	(7)	(10)	(5) (6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.66%	L + 5.50%	12/01/27		16,654	16,519	16,488	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27		4,527	367	341	(5) (6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		39,722	39,217	38,531	(5) (6)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		P + 5.50%	10/01/25		9,170	(96)	(275)	(5) (8)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par/Shares(3)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		$17,810	$17,714	$16,474	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		4,471	4,446	4,136	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		1,736	1,729	1,605	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.16%	S + 7.00% (incl. 0.75% PIK)	07/01/24		914	290	227	(5) (6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.66%	L + 6.50%	12/31/27		28,024	27,562	27,183	(5) (6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		2,831	(45)	(85)	(5) (6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.61%	S + 6.75%	05/18/29		42,660	41,706	41,380	(5) (6) (7)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.61%	S + 6.75%	05/18/29		3,676	302	257	(5) (6) (7) (8)
CivicPlus LLC	Software	11.70%	L + 6.75% (incl. 2.50% PIK)	08/24/27		5,814	5,713	5,668	(5) (6) (7)
CivicPlus LLC	Software	11.70%	L + 6.75% (incl. 2.50% PIK)	08/24/27		5,760	5,659	5,616	(5) (6) (7)
CivicPlus LLC	Software	11.70%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,708	2,659	2,641	(5) (6) (7)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,112	(19)	(28)	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.18%	SN + 8.25% (incl. 0.75% PIK)	07/25/28	GBP	5,528	6,514	6,649	(4) (5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.43%	SN + 7.50%	07/25/28	GBP	4,813	2,479	2,556	(4) (5) (6) (7) (8)
CloudBees, Inc.	Software	11.84%	L + 7.00% (incl. 2.50% PIK)	11/24/26		26,054	24,808	25,598	(5) (6) (7)
CloudBees, Inc.	Software	11.84%	L + 7.00% (incl. 2.50% PIK)	11/24/26		11,797	10,548	10,926	(5) (6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.31%	S + 5.50%	05/11/28		13,522	13,280	13,184	(5) (6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.29%	S + 5.50%	05/11/28		1,938	550	533	(5) (6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28		4,077	(36)	(102)	(5) (6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.70%	L + 5.75%	06/15/27		20,352	20,133	17,096	(5) (6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.72%	L + 5.75%	06/15/27		345	341	290	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services	12.16%	L + 7.00% (incl. 5.00% PIK)	05/14/25		9,985	9,921	8,163	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25		633	(4)	(116)	(5) (6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.91%	L + 5.75%	08/28/28		19,364	19,049	18,395	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.91%	L + 5.75%	08/28/28		6,694	1,969	1,704	(5) (6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.91%	L + 5.75%	08/26/27		1,552	1,425	1,371	(5) (6) (7) (8)
Diligent Corporation	Professional Services	11.09%	L + 6.25%	08/04/25		20,555	20,294	20,503	(5) (6) (7)
Diligent Corporation	Professional Services	10.59%	L + 5.75%	08/04/25		12,740	12,666	12,581	(5) (6) (7)
Diligent Corporation	Professional Services	10.59%	L + 5.75%	08/04/25		8,653	8,604	8,545	(5) (6) (7)
Diligent Corporation	Professional Services	10.59%	L + 5.75%	08/04/25		1,719	1,698	1,715	(5) (6) (7)
Diligent Corporation	Professional Services	11.09%	L + 6.25%	08/04/25		1,084	1,071	1,081	(5) (6) (7)
Diligent Corporation	Professional Services	11.08%	L + 6.25%	08/04/25		3,503	1,021	1,042	(5) (6) (7) (8)
Elemica Parent, Inc.	Chemicals	11.00%	L + 6.00%	09/18/25		3,502	3,462	3,362	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.08%	S + 6.00%	09/18/25		1,368	1,345	1,313	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.18%	S + 6.00%	09/18/25		684	676	657	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.18%	S + 6.00%	09/18/25		511	503	491	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	10.86%	S + 6.00%	09/18/25		470	383	369	(5) (6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.64%	S + 5.75%	12/06/25		8,549	8,404	8,378	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25		6,221	6,175	6,019	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25		2,948	2,910	2,852	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25	$2,927	$2,895	$2,832	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.16%	S + 5.25%	12/06/25	2,682	2,660	2,594	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.12%	S + 5.25%	12/06/25	1,365	672	638	(5) (6) (7) (8)
ESO Solutions, Inc	Health Care Technology	11.90%	S + 7.00%	05/03/27	36,294	35,761	35,750	(5) (6) (7)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27	3,292	(45)	(49)	(5) (6) (7) (8)
Everest Clinical Research Corporation	Professional Services	11.05%	S + 6.00%	11/06/26	5,436	5,335	5,368	(4) (5) (6) (7)
Experity, Inc.	Health Care Technology	10.75%	S + 5.75%	02/24/28	33,833	33,708	32,988	(5) (6) (7)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	3,023	(11)	(76)	(5) (6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	12.69%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	55,057	53,881	53,680	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services	12.69%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	21,314	20,827	20,782	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services	12.66%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	3,067	1,004	993	(5) (6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	12.66%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	764	41	37	(5) (7) (8)
Gainsight, Inc.	Software	11.58%	L + 6.75% PIK	07/30/27	41,752	41,249	40,187	(5) (6) (7)
Gainsight, Inc.	Software		L + 5.75%	07/30/27	4,830	(61)	(181)	(5) (6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.30%	S + 8.25% (incl. 3.75% PIK)	06/24/26	13,941	13,769	13,105	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.30%	S + 8.25% (incl. 3.75% PIK)	06/24/26	2,439	2,414	2,292	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.30%	S + 8.25% (incl. 3.75% PIK)	06/24/26	911	898	856	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (incl. 3.75% PIK)	06/24/26	1,749	(21)	(105)	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.84%	L + 7.00% (incl. 1.50% PIK)	01/29/27	26,372	25,917	25,053	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.84%	L + 6.00%	01/29/27	3,434	3,382	3,262	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.27%	L + 6.50%	01/29/27	2,337	1,205	1,111	(5) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.41%	S + 5.50%	12/01/28	37,813	37,733	37,151	(5) (6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	4,244	(8)	(74)	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	13,262	(14)	(232)	(5) (7) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	10.80%	S + 5.75%	05/22/26	22,796	22,603	21,941	(5) (6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		S + 5.75%	05/22/26	914	(9)	(34)	(5) (6) (8)
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26	32,000	31,530	31,280	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.94%	L + 7.00%	04/09/26	2,964	2,964	2,897	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology	14.00%	P + 6.00%	04/09/26	3,400	1,085	1,057	(5) (6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	8,500	(60)	(191)	(5) (6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.83%	L + 6.00%	12/15/26	17,513	17,304	17,162	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.59%	L + 5.75%	12/15/26	18,579	14,557	14,292	(5) (6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.83%	L + 6.00%	12/15/26	13,437	13,337	13,169	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.83%	L + 6.00%	12/15/26	7,261	7,155	7,115	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26	2,199	(28)	(44)	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.80%	S + 5.75%	10/15/27	21,820	21,473	21,329	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.80%	S + 5.75%	10/15/27	13,797	6,204	6,049	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	2,542	(39)	(57)	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	19,555	(173)	(440)	(5) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.87%	L + 6.00%	10/23/26	31,926	31,568	30,329	(4) (5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par/Shares(3)	Cost	Fair Value	Footnotes
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.92%	L + 6.00%	10/23/26		$10,237	$10,163	$9,725	(4) (5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.99%	L + 6.00%	10/23/26		9,793	9,733	9,303	(4) (5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.59%	L + 6.75%	07/09/25		26,417	26,182	25,625	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.59%	L + 6.75%	07/09/25		5,480	5,409	5,315	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.59%	L + 6.75%	07/09/25		2,186	1,234	1,186	(5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services	10.08%	SN + 6.00%	11/23/28	GBP	1,000	1,189	1,215	(4) (5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	100	(1)	(2)	(4) (5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	270	1	(5)	(4) (5) (6) (7) (8)
iCIMS, Inc.	Professional Services	12.06%	S + 7.25% (incl. 3.88%PIK)	08/18/28		38,602	37,986	37,155	(5) (6) (7)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88%PIK)	08/18/28		3,639	(57)	(136)	(5) (6) (7) (8)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88%PIK)	08/18/28		9,759	—	(366)	(5) (6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29		11,358	11,154	11,131	(5) (6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	10.74%	S + 6.00%	05/11/28		1,396	520	517	(5) (6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29		2,690	(24)	(54)	(5) (6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.16%	L + 5.50%	04/02/25		37,599	37,098	37,129	(5) (6) (7)
Kaseya Inc.	IT Services	10.65%	S + 5.75%	06/25/29		16,900	16,668	16,647	(5) (6) (7)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29		1,010	(7)	(15)	(5) (6) (7) (8)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29		1,010	(14)	(15)	(5) (6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.70%	L + 6.75%	12/16/27		13,793	13,511	13,414	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.64%	L + 6.75%	12/16/26		1,995	1,958	1,941	(5) (6) (7)
MedeAnalytics, Inc.	Health Care Technology		S + 8.00% (incl. 1.50% PIK)	10/09/26		43,737	41,615	6,075	(5) (6) (7) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.16%	S + 6.00%	06/01/28		19,730	19,380	18,743	(5) (6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.71%	S + 6.00%	06/01/28		4,960	3,229	3,068	(5) (6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28		2,485	(43)	(124)	(5) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.62%	S + 5.75%	12/15/27		9,208	9,058	9,024	(5) (6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.00%	P + 5.00%	12/15/27		1,998	368	360	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.66%	L + 5.50%	02/10/26		28,640	28,334	27,334	(6)
MRI Software LLC	Real Estate Mgmt. & Development	10.66%	L + 5.50%	02/10/26		16,417	16,329	15,669	(6)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26		1,143	(6)	(52)	(6) (8)
MRI Software LLC	Real Estate Mgmt. & Development		L +5.50%	02/10/26		1,988	(10)	(91)	(5) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.70%	L + 5.75%	11/30/27		15,352	15,111	14,892	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.61%	L + 5.75%	11/30/27		15,592	13,428	13,201	(5) (6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27		2,696	(42)	(81)	(5) (6) (7) (8)
One GI LLC	Health Care Providers & Services	11.66%	L + 6.75%	12/22/25		20,924	20,672	19,669	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.66%	L + 6.75%	12/22/25		10,281	10,135	9,664	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.66%	L + 6.75%	12/22/25		8,700	8,596	8,178	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.59%	L + 6.75%	12/22/25		5,679	5,550	5,300	(5) (6) (7) (8)
One GI LLC	Health Care Providers & Services	11.63%	S + 6.75%	12/22/25		3,246	3,208	3,052	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28		22,055	21,654	21,614	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28		2,145	2,126	2,102	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	$2,530	$1,170	$1,119	(5) (6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	1,705	(30)	(34)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	2,530	(22)	(51)	(5) (7) (8)
Picture Head Midco LLC	Entertainment	11.69%	S + 6.75%	08/31/23	19,471	19,405	19,130	(5) (6) (7)
Pioneer Buyer I, LLC	Software	11.90%	S + 7.00% PIK	11/01/28	24,516	24,158	24,026	(5) (6) (7)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	3,900	(60)	(78)	(5) (6) (7) (8)
Pluralsight, Inc	Professional Services	12.78%	L + 8.00%	04/06/27	68,747	67,739	67,200	(5) (6) (7)
Pluralsight, Inc	Professional Services	12.78%	L + 8.00%	04/06/27	4,600	2,237	2,197	(5) (6) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.56%	S + 5.75%	08/05/28	16,863	16,592	16,357	(5) (6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.56%	S + 5.75%	08/05/28	9,149	9,028	8,874	(5) (6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.59%	S + 5.75%	08/05/27	2,769	1,159	1,117	(5) (6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	16,404	16,285	15,994	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	10,804	10,706	10,533	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	4,575	4,534	4,460	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.84%	L + 6.00%	01/02/25	10,234	2,838	2,673	(5) (6) (7) (8)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	11.10%	L + 6.25%	07/06/26	39,991	39,377	39,191	(5) (6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.25%	07/06/26	3,418	(47)	(68)	(5) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.20%	L + 6.50%	01/30/26	17,104	16,894	16,890	(4) (5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.20%	L + 6.50%	01/30/26	7,015	6,917	6,928	(4) (5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,118	(36)	(39)	(4) (5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	20,491	20,319	19,671	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	1,822	1,806	1,749	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	1,758	1,743	1,687	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.02%	S + 5.98%	11/01/28	1,258	1,247	1,208	(5) (6)
Purfoods, LLC	Health Care Providers & Services	11.11%	L + 6.25%	08/12/26	23,985	23,653	23,445	(5) (6) (7)
Purfoods, LLC	Health Care Providers & Services	11.17%	L + 6.25%	08/12/26	16,192	15,968	15,828	(5) (6) (7)
Qualawash Holdings, LLC	Commercial Services & Supplies	10.32%	L + 5.50%	08/31/26	10,318	10,186	10,318	(5) (6) (7)
Qualawash Holdings, LLC	Commercial Services & Supplies	12.50%	P + 4.50%	08/31/26	2,602	2,353	2,380	(5) (6) (7) (8)
Qualawash Holdings, LLC	Commercial Services & Supplies	10.26%	L + 5.50%	08/31/26	2,613	851	882	(5) (6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.86%	S + 4.75%	06/21/25	13,477	13,378	13,174	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.86%	S + 4.75%	06/21/25	9,548	9,514	9,333	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.75%	06/21/25	1,806	(3)	(41)	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.09%	L + 6.25%	05/25/27	19,155	18,872	18,819	(4) (5) (6) (7)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.09%	L + 6.25%	05/25/27	3,065	877	866	(4) (5) (7) (8)
Rubrik,Inc.	Software	12.64%	S + 7.00%	06/10/27	32,242	31,685	31,597	(5) (6) (7)
Rubrik,Inc.	Software	12.26%	S + 7.00%	06/10/27	3,685	1,567	1,493	(5) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.92%	S + 6.00%	07/06/27	9,826	9,653	9,629	(5) (6) (7) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(29)	(34)	(5) (7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	6,800	(58)	(136)	(5) (7) (8) (10)
SpendMend, LLC	Health Care Providers & Services	10.61%	S + 5.50%	03/01/28	12,182	12,001	11,877	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
SpendMend, LLC	Health Care Providers & Services	10.61%	S + 5.50%	03/01/28	$5,334	$2,090	$2,012	(5) (6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.60%	S + 5.50%	03/01/28	1,605	618	602	(5) (6) (7) (8)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.91%	L + 6.75%	01/12/27	14,400	14,203	14,184	(5) (6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.91%	L + 6.75%	01/12/27	2,319	2,284	2,285	(5) (6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.59%	L + 6.75%	01/12/27	2,300	638	633	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.95%	S + 6.25%	07/02/27	37,327	36,889	36,394	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.09%	S + 6.25%	07/02/27	11,198	11,031	10,918	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.16%	S + 6.25%	07/02/27	3,239	3,148	3,158	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.18%	S + 6.25%	07/02/27	4,479	398	336	(5) (6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	11,982	11,816	11,742	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	7,586	7,484	7,434	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	18,136	2,522	2,466	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.05%	S + 6.00%	10/09/26	338	335	331	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	3,503	(49)	(70)	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.28%	L + 6.13%	08/31/27	40,071	39,371	39,270	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 6.13%	08/31/26	5,134	(74)	(103)	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.91%	L + 5.75%	11/30/26	25,939	25,597	25,485	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.58%	L + 5.75%	11/30/26	8,235	8,125	8,090	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.57%	L + 5.75%	11/30/26	6,603	6,512	6,487	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.58%	L + 5.75%	11/30/26	3,293	3,242	3,235	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.87%	L + 5.75%	11/30/26	4,201	2,216	2,195	(5) (7) (8)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	11.31%	S + 6.50%	08/02/27	37,282	36,507	36,536	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.33%	S + 5.50%	08/15/25	16,518	16,337	16,229	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 5.50%	08/15/25	8,929	8,812	8,772	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 5.50%	08/15/25	7,146	7,044	7,021	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.33%	S + 5.50%	08/15/25	3,893	3,848	3,825	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 5.50%	08/15/25	2,361	1,864	1,847	(5) (6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.63%	S + 5.50%	08/15/25	3,944	1,018	982	(5) (7) (8)
Thrasio, LLC	Internet & Direct Marketing Retail	12.16%	L + 7.00%	12/18/26	36,157	35,714	33,084	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	10.92%	S + 6.00%	07/15/26	15,483	15,234	15,173	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	10.95%	S + 6.00%	07/15/26	4,541	4,478	4,450	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	10.89%	S + 6.00%	07/15/26	2,270	2,238	2,224	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	11.01%	S + 6.00%	07/15/26	9,492	1,012	904	(5) (6) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(15)	(23)	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26	19,986	19,719	19,386	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26	6,946	6,880	6,737	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26	8,612	4,273	4,074	(5) (6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.80%	S + 5.75%	12/21/26	2,812	1,769	1,721	(5) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.09%	L + 6.25%	07/02/25	18,757	18,613	18,241	(5) (6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.90%	S + 7.00%	08/11/27	31,617	31,106	31,064	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.80%	S + 6.50%	08/11/27	$5,722	$4,024	$3,924	(5) (6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 7.00%	08/11/27	3,343	(52)	(58)	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27	29,556	29,226	28,596	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	858	(9)	(28)	(5) (6) (7) (8)
WebPT, Inc.	Health Care Technology	11.74%	S + 6.75%	01/18/28	12,701	12,382	12,320	(5) (6) (7)
WebPT, Inc.	Health Care Technology	11.65%	S + 6.75%	01/18/28	12,434	12,278	12,061	(5) (6) (7)
WebPT, Inc.	Health Care Technology	11.77%	S + 6.75%	01/18/28	2,146	1,385	1,346	(5) (6) (7) (8)
WebPT, Inc.	Health Care Technology		S + 6.75%	01/18/28	2,146	(13)	(64)	(5) (6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.49%	S + 5.50%	01/20/27	20,151	19,872	19,848	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(31)	(36)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	3,700	(29)	(55)	(5) (6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.80%	L + 5.75%	12/21/27	15,589	15,334	15,160	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.73%	L + 5.75%	12/21/27	5,232	5,143	5,088	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.80%	L + 5.75%	12/21/27	5,200	5,114	5,057	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	10.72%	L + 5.75%	12/21/27	2,100	1,384	1,360	(5) (6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.82%	L + 6.00%	12/21/27	2,899	757	731	(5) (6) (7) (8)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	11,738	11,623	11,445	(5) (6) (7)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	9,030	8,928	8,804	(5) (6) (7)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,830	2,793	2,759	(5) (6) (7)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,076	2,055	2,024	(5) (6) (7)
WorkForce Software, LLC	Software		L + 4.25%	07/31/25	980	(9)	(24)	(5) (6) (7) (8)
WSO2, Inc.	IT Services	12.21%	L + 7.50% (incl. 3.00% PIK)	11/04/26	29,374	28,952	28,786	(5) (6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.31%	S + 6.50%	07/01/27	80,545	80,545	79,740	(5) (6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(5) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	13.16%	L + 8.00%	12/21/26	46,540	45,606	41,072	(5) (6) (7)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.71%	L + 8.00%	12/22/25	7,000	6,882	6,178	(5) (7)
Total 1st Lien/Senior Secured Debt						2,629,900	2,545,369
1st Lien/Last-Out Unitranche (11) - 1.50%
EDB Parent, LLC (dba Enterprise DB)	Software	11.90%	S + 7.00% PIK	07/07/28	$17,879	$17,447	$17,432	(5) (6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.90%	S + 7.00% PIK	07/07/28	6,958	1,523	1,350	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						18,970	18,782
2nd Lien/Senior Secured Debt 0.68%
Zep Inc.	Chemicals	13.41%	L + 8.25%	08/11/25	$15,410	$15,387	$8,475	(6)
Total 2nd Lien/Senior Secured Debt						15,387	8,475
Unsecured Debt 0.48%
CivicPlus LLC	Software	16.54%	S + 11.75% PIK	06/09/34	$6,214	$6,047	$5,997	(5) (6) (7)
Total Unsecured Debt						6,047	5,997

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Initial Acquisition Date(12)	Par/Shares(3)	Cost	Fair Value	Footnotes
Preferred Stock - 3.48%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$6,025	(5) (7) (13)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	12,384	(5) (7) (13)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,284	(5) (7) (13)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,147	(5) (7) (13)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	10,685	(5) (7) (13)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	—	(5) (7) (13)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	7,912	(5) (7) (13)
Total Preferred Stock				39,730	43,437
Common Stock - 1.02%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,158	(5) (7) (13)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,324	(5) (7) (13)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	431	(5) (7) (13)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,269	(5) (7) (10) (13)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	1,921	(5) (7) (13)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,464	(5) (7) (13)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,176	(5) (7) (13)
Total Common Stock				10,996	12,743
Warrants - 0.02%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$214	(5) (7) (13)
Total Warrants				1,666	214
Investments in Affiliated Money Market Fund - 11.17%
Goldman Sachs Financial Square Government Fund - Institutional Shares			139,370,623	$139,371	$139,371	(6) (14) (15)
Total Investments in Affiliated Money Market Fund				139,371	139,371
Total Investments - 222.27%				$2,862,067	$2,774,388

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 5.31%, 5.31%, 5.19% and 4.86%, respectively. As of March 31, 2023, 1 month S was 4.80%, 3 month S was 4.91%, 3 month SN was 4.18%, P was 8.00%, and Canadian Prime rate ("CDN P") was 6.70%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian Dollar (“CAD”).
(4)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, the aggregate fair value of these securities is $132,403 or 4.65% of the Company’s total assets.
(5)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(6)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(7)
The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies".
(9)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(10)
As defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $56,394 or 4.52% of the Company's net assets. The initial acquisition dates have been included for such securities.
(13)
Non-income producing security.
(14)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(15)
The annualized seven-day yield as of March 31, 2023 is 4.72%.

PIK – Payment-In-Kind

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

Consolidated Schedule of Investments as of December 31, 2022 (continued)

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

(1)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these securities is $129,749 or 4.55% of the Company’s total assets.
(2)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
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
(8)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $53,448 or 4.31% of the Company's net assets. The initial acquisition dates have been included for such securities.
(9)
Non-income producing security
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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the BDC investment committee of Goldman Sachs Asset Management's Private Credit Team (the “BDC Investment Committee”) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 2, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Prepayment premiums	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$158	$108

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2023, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.5% and 0.2% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.5% and 1.3% of the total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2023 and December 31, 2022, the Company held $47,999 and $36,657 in cash. Foreign currency of $320 and $534 (acquisition cost of $315 and $544) is included in cash as of March 31, 2023 and December 31, 2022.

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

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to common Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and MUFG Bank Ltd. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective terms of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement effective as of February 27, 2019 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average of the NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current calendar quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the average of the NAV of the Company at the end of such quarter and zero). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser for any affiliated money market funds in which the Company invests.

For the three months ended March 31, 2023 and 2022, Management Fees amounted to $4,633 and $3,751. As of March 31, 2023, $4,633 remained payable.

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

For the three months ended March 31, 2023 and 2022, the Company accrued unvested Incentive Fees of $1,363 and $3,993. As of March 31, 2023, $34,474 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2023 and 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $413 and $349. As of March 31, 2023, $383 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $35 and $26. As of March 31, 2023, $23 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$98,419	$(81,547)	$—	$—	$139,371	$1,162
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	15	(25)	—	30	10,728	286
Total Non-Controlled Affiliates	$133,207	$98,434	$(81,572)	$—	$30	$150,099	$1,448
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$803,088	$(680,589)	$—	$—	$122,499	$920
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	10,625	(49)	—	132	10,708	493
Total Non-Controlled Affiliates	$—	$813,713	$(680,638)	$—	$132	$133,207	$1,413

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2023 and December 31, 2022, there were $286 and $206, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,629,900	$2,545,369	$2,610,793	$2,561,708
1st Lien/Last-Out Unitranche	18,970	18,782	18,410	18,243
2nd Lien/Senior Secured Debt	15,387	8,475	15,384	9,246
Unsecured Debt	6,047	5,997	5,590	5,552
Preferred Stock	39,730	43,437	39,730	40,994
Common Stock	10,996	12,743	10,996	11,903
Warrants	1,666	214	1,666	551
Total investments	$2,722,696	$2,635,017	$2,702,569	$2,648,197

The industry composition of the Company’s investments at fair value and net assets was as follows:

	March 31, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.6%	34.9%	16.3%	34.6%
Health Care Providers & Services	16.1	33.9	16.1	34.4
Health Care Technology	10.9	23.1	12.0	25.5
Diversified Financial Services	10.7	22.6	10.6	22.7
Professional Services	10.5	22.3	10.5	22.3
Real Estate Mgmt. & Development	6.5	13.8	6.5	13.8
Diversified Consumer Services	5.6	11.8	5.5	11.8
IT Services	4.2	8.8	4.1	8.7
Commercial Services & Supplies	3.4	7.2	3.3	7.0
Health Care Equipment & Supplies	2.4	5.1	2.4	5.1
Entertainment	1.8	3.7	1.7	3.7
Construction & Engineering	1.5	3.3	1.5	3.3
Aerospace & Defense	1.5	3.2	1.5	3.3
Independent Power and Renewable Electricity Producers	1.5	3.1	1.4	3.0
Transportation Infrastructure	1.4	3.0	1.4	3.0
Internet & Direct Marketing Retail	1.3	2.6	1.2	2.6
Hotels, Restaurants & Leisure	1.2	2.6	1.2	2.6
Trading Companies & Distributors	0.9	1.9	0.9	2.0
Insurance	0.8	1.8	0.7	1.5
Pharmaceuticals	0.6	1.2	0.6	1.2
Chemicals	0.6	1.2	0.6	1.3
Total	100.0%	211.1%	100.0%	213.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2023	December 31, 2022
United States	96.8%	97.0%
Canada	2.2	2.2
United Kingdom	1.0	0.8
Total	100.0%	100.0%

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

Derivative Contracts

Over-the-counter (“OTC”) derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$2,364,289	Discounted cash flows	Discount Rate	8.7% - 20.5%	10.6%
	6,075	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	18,782	Discounted cash flows	Discount Rate	—	10.5%
Unsecured Debt	5,997	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$20,129	Comparable multiples	EV/EBITDA(6)	13.5x - 29.9x	26.4x
	23,309	Comparable multiples	EV/Revenue	3.6x - 4.9x	3.9x
Common Stock	9,279	Comparable multiples	EV/EBITDA(6)	9.3x - 18.5x	13.8x
	3,464	Comparable multiples	EV/Revenue	—	17.0x
Warrants	214	Comparable multiples	EV/Revenue	—	3.6x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$2,389,612	Discounted cash flows	Discount Rate	7.8% - 19.7%	10.9%
	34,552	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	18,243	Discounted cash flows	Discount Rate	—	10.9%
Unsecured Debt	5,552	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$19,198	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	27.1x
	21,796	Comparable multiples	EV/Revenue	4.0x - 7.3x	4.6x
Common Stock	9,138	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	13.9x
	2,765	Comparable multiples	EV/Revenue	—	15.2x
Warrants	551	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of March 31, 2023, included within Level 3 assets of $2,541,126 is an amount of $89,588 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,389,068 or 96.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$85,416	$2,459,953	$2,545,369	$—	$60,031	$2,501,677	$2,561,708
1st Lien/Last-Out Unitranche	—	—	18,782	18,782	—	—	18,243	18,243
2nd Lien/Senior Secured Debt	—	8,475	—	8,475	—	9,246	—	9,246
Unsecured Debt	—	—	5,997	5,997	—	—	5,552	5,552
Preferred Stock	—	—	43,437	43,437	—	—	40,994	40,994
Common Stock	—	—	12,743	12,743	—	—	11,903	11,903
Warrants	—	—	214	214	—	—	551	551
Investments in Affiliated Money Market Fund	139,371	—	—	139,371	122,499	—	—	122,499
Total	$139,371	$93,891	$2,541,126	$2,774,388	$122,499	$69,277	$2,578,920	$2,770,696

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$2,501,677	$36,698	$6	$(35,253)	$(21,077)	$2,406	$—	$(24,504)	$2,459,953	$(36,154)
1st Lien/Last-Out Unitranche	18,243	539	—	(22)	—	22	—	—	18,782	(22)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	461	—	(12)	—	(4)	—	—	5,997	(12)
Preferred Stock	40,994	—	—	2,443	—	—	—	—	43,437	2,443
Common Stock	11,903	—	—	840	—	—	—	—	12,743	840
Warrants	551	—	—	(337)	—	—	—	—	214	(337)
Total assets	$2,578,920	$37,698	$6	$(32,341)	$(21,077)	$2,424	$—	$(24,504)	$2,541,126	$(33,242)
For the Three Months Ended March 31, 2022
1st Lien/Senior Secured Debt	$2,183,501	$157,407	$—	$(2,284)	$(15,609)	$2,133	$—	$(21,786)	$2,303,362	$(2,281)
Preferred Stock	40,782	—	—	(228)	—	—	—	—	40,554	(228)
Common Stock	10,343	—	—	(259)	—	—	—	—	10,084	(259)
Warrants	1,667	—	—	307	—	—	—	—	1,974	307
Total assets	$2,236,293	$157,407	$—	$(2,464)	$(15,609)	$2,133	$—	$(21,786)	$2,355,974	$(2,461)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 182% and 185%.

The Company’s outstanding debt was as follows:

	March 31, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$91,000	$26,000	65,000	$91,000	91,000	$—
JPM Revolving Credit Facility(2)	1,650,000	184,721	1,465,595	1,650,000	184,721	1,465,196
Total debt	$1,741,000	$210,721	$1,530,595	$1,741,000	$275,721	$1,465,196

(1)
Provides, under certain circumstances, a total borrowing capacity of $91,000.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500 in Canadian Dollars (CAD) of 150 and in British Pound (GBP) of 16,200. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,445,500, in Canadian Dollars (CAD) of 150 and in British Pound (GBP) of 16,200.

The combined weighted average interest rates of the aggregate borrowings outstanding for the three months ended March 31, 2023 and for the year ended December 31, 2022 were 7.55% and 4.57% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and for the year ended December 31, 2022 was $1,487,518 and $1,529,965.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 5, 2022. Subsequent to the three months ended March 31, 2023, the Company entered into an amendment to the MUFG Revolving Credit Facility. For further information, see Note 11 “Subsequent Events.”

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $91,000 as of March 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 5, 2023.

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

Costs of $5,558 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of March 31, 2023 and December 31, 2022, outstanding deferred financing costs were $74 and $263.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$386	$1,906
Facility fees	89	—
Amortization of financing costs	189	320
Total	$664	$2,226
Weighted average interest rate	7.05%	2.65%
Average outstanding balance	$22,222	$292,000

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2023, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six month extension of the maturity date with the consent of the administrative agent at such time.

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

Costs of $10,797 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2023 and December 31, 2022, outstanding deferred financing costs were $6,325 and $6,952.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$27,320	$8,901
Facility fees	462	507
Amortization of financing costs	627	515
Total	$28,409	$9,923
Weighted average interest rate	7.56%	3.19%
Average outstanding balance	$1,465,296	$1,132,917

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$147,581	90%	$1,475,812	$147,581	90%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$34	$150
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	550	1,764
Admiral Buyer, Inc. (dba Fidelity Payment Services)	8,840	8,840
Apptio, Inc.	77	308
AQ Helios Buyer, Inc. (dba SurePoint)	6,785	8,020
Assembly Intermediate LLC	6,784	6,785
Bigchange Group Limited	3,267	3,121
Broadway Technology, LLC	1,010	1,010
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	374
Businessolver.com, Inc.	4,141	4,141
Capitol Imaging Acquisition Corp.	9,170	1,926
CFS Management, LLC (dba Center for Sight Management)	618	618
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,308	3,676
CivicPlus LLC	1,112	1,112
Clearcourse Partnership Acquireco Finance Limited	3,232	3,730
CloudBees, Inc.	665	665
Coding Solutions Acquisition, Inc.	5,434	5,628
CorePower Yoga LLC	633	422
DECA Dental Holdings LLC	4,759	4,863
Diligent Corporation	2,452	2,452
Eptam Plastics, Ltd.	682	1,228
ESO Solutions, Inc	3,292	3,292
Experity, Inc.	3,023	3,023
Fullsteam Operations LLC	2,705	2,761
Gainsight, Inc.	4,830	4,830
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749

	Unfunded Commitment Balances(1)
	March 31, 2023	December 31, 2022
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$1,109	$1,553
Governmentjobs.com, Inc. (dba NeoGov)	17,506	17,506
GS AcquisitionCo, Inc. (dba Insightsoftware)	914	914
HealthEdge Software, Inc.	10,767	11,900
Helios Buyer, Inc. (dba Heartland)	6,115	6,775
Honor HN Buyer, Inc	29,535	29,948
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	935	1,093
HumanState Limited (dba PayProp)	456	447
iCIMS, Inc.	13,398	13,789
Intelligent Medical Objects, Inc.	3,542	3,821
Kaseya Inc.	2,020	2,020
MerchantWise Solutions, LLC (dba HungerRush)	4,129	4,100
Millstone Medical Outsourcing, LLC	1,599	1,599
MRI Software LLC	3,131	4,381
NFM & J, L.P. (dba the Facilities Group)	4,619	5,455
One GI LLC	38	3,284
PDDS Holdco, Inc. (dba Planet DDS)	5,595	5,595
Pioneer Buyer I, LLC	3,900	3,900
Pluralsight, Inc	2,300	2,300
Premier Care Dental Management, LLC	1,569	3,268
Premier Imaging, LLC (dba Lucid Health)	7,305	7,305
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
Qualawash Holdings, LLC	1,953	3,070
Riverpoint Medical, LLC	1,806	1,806
Rodeo Buyer Company (dba Absorb Software)	2,145	2,758
Rubrik,Inc.	2,118	2,118
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	8,500	8,500
SpendMend, LLC	4,151	4,579
StarCompliance Intermediate, LLC	1,633	1,725
Sundance Group Holdings, Inc. (dba NetDocuments)	4,031	4,479
Sunstar Insurance Group, LLC	18,808	21,687
Superman Holdings, LLC (dba Foundation Software)	5,134	5,134
Sweep Purchaser LLC	1,933	3,445
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	3,365	3,365
Total Vision LLC	9,548	9,548
USN Opco LLC (dba Global Nephrology Solutions)	5,287	5,287
Volt Bidco, Inc. (dba Power Factors)	5,041	6,000
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	2,882	3,464
Wellness AcquisitionCo, Inc. (dba SPINS)	6,100	6,100
Whitewater Holding Company LLC	2,793	3,968
WorkForce Software, LLC	980	327
Zarya Intermediate, LLC (dba iOFFICE)	8,383	8,383
Elemica Parent, Inc.	82	—
Acquia, Inc.	—	796
CORA Health Holdings Corp	—	7,744
Thrasio, LLC	—	13,604
Total 1st Lien/Senior Secured Debt	$309,149	$347,477
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$5,435	$5,973
Total 1st Lien/Last-Out Unitranche	$5,435	$5,973
Total	$314,584	$353,450
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2023 and 2022.

Distributions

The Company did not make a distribution for the three months ended March 31, 2023.

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net increase in Members’ Capital from operations	$7,722	$22,627
Weighted average Units outstanding	13,694,584	10,296,662
Basic and diluted earnings per unit	$0.56	$2.20

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Unit Data:(1)
NAV, beginning of period	$90.58	$95.68
Net investment income	3.05	2.51
Net realized and unrealized gains (losses)(2)	(2.45)	(0.30)
Income tax provision, realized and unrealized gains	(0.03)	(0.02)
Net increase in Members’ Capital from operations(2)	$0.57	$2.19
Total increase (decrease) in Members’ Capital	$0.57	$2.19
NAV, end of period	$91.15	$97.87
Units outstanding, end of period	13,694,584	10,296,662
Weighted average units outstanding	13,694,584	10,296,662
Total return based on NAV(3)	0.63%	2.29%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,248,232	$1,007,775
Ratio of net expenses to average Members’ Capital	11.51%	7.32%
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.92%	1.98%
Ratio of interest and other debt expenses to average Members’ Capital	9.48%	4.94%
Ratio of incentive fees to average Members’ Capital	0.11%	0.40%
Ratio of total expenses to average Members’ Capital	11.51%	7.32%
Ratio of net investment income to average Members’ Capital	13.96%	11.76%
Portfolio turnover	0.81%	1%

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

On May 3, 2023, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per unit, including net investment income (if positive) for the period January 1, 2023 through March 31, 2023, payable on or about May 25, 2023 to Unitholders of record as of May 6, 2023.

On May 4, 2023, the Company, entered into a seventh amendment (the “Seventh Amendment”) to the Revolving Credit Agreement, dated as of May 7, 2019, as amended by the first amendment thereto, dated July 31, 2019, the second amendment thereto, dated December 6, 2019, the third amendment thereto, dated January 27, 2020, the fourth amendment thereto, dated December 23, 2020, the fifth amendment thereto, dated December 23, 2021, and the sixth amendment thereto, dated May 5, 2022 (as so amended and as further amended by the Seventh Amendment, the “Credit Agreement”), among the Company, MUFG Bank Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent for the lenders, the letter of credit issuer and the lenders party thereto. The Seventh Amendment (i) extends the Stated Maturity Date (as defined in the Credit Agreement) from May 5, 2023 to November 3, 2023; (ii) includes a committed 6-month extension option for the Company; (iii) increases the interest rate to the applicable interest rate benchmark + 2.75% (other than in the case of the base rate, which is the base rate + 1.75%); (iv) reduces the Commitments (as defined in the Credit Agreement) to $50,050,000 and (v) increases the unused commitment fee to 0.35% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2023, we have originated $3.27 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2022.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and administration agreement (the “Administration Agreement”), including:

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (the “JPM Revolving Credit Facility”) and the revolving credit facility between the Company and MUFG Bank Ltd. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 182% and 185%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,629.90	$2,545.37	$2,610.79	$2,561.72
First Lien/Last-Out Unitranche	18.97	18.78	18.41	18.24
Second Lien/Senior Secured Debt	15.39	8.48	15.38	9.25
Unsecured Debt	6.05	6.00	5.59	5.55
Preferred Stock	39.73	43.44	39.73	40.99
Common Stock	11.00	12.74	11.00	11.90
Warrants	1.66	0.21	1.67	0.55
Total investments	$2,722.70	$2,635.02	$2,702.57	$2,648.20

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.6%	12.4%	11.1%	11.6%
First Lien/Last-Out Unitranche(2)(3)	13.5%	13.6%	13.2	13.2
Second Lien/Senior Secured Debt(2)	13.5%	45.4%	13.1	37.7
Unsecured Debt(2)	17.1%	17.2%	17.1	17.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.4%	12.3%	10.9%	11.5%

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

As of March 31, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.4% and 12.3%, as compared to 10.9% and 11.5% as of December 31, 2022. Within the Second Lien/Senior Secured Debt, the increase in weighted average yield at fair value was primarily driven by the financial underperformance of Zep, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2023	December 31, 2022
Number of portfolio companies	92	92
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.0x	6.0x
Weighted average interest coverage(3)	1.6x	1.7x
Median EBITDA(3)	$45.89 million	$45.10 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of March 31, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 38.9% and 38.2% of total debt investments at fair value.

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

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	March 31, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$118.57	4.5%	$—	0.0%
Grade 2	2,476.46	94.0	2,587.88	97.7
Grade 3	33.91	1.3	25.77	1.0
Grade 4	6.08	0.2	34.55	1.3
Total Investments	$2,635.02	100.0%	$2,648.20	100.0%

The increase in investments with a grade 1 investment performance rating as of March 31, 2023 compared to December 31, 2022 was primarily driven by investments with an aggregate fair value of $118.57 being upgraded from grade 2 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,681.08	98.5%	$2,660.95	98.5%
Non-accrual	41.62	1.5	41.62	1.5
Total Investments	$2,722.70	100.0%	$2,702.57	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$0.95	$185.73
Total	$0.95	$185.73
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$5.39	$3.41
Total	$5.39	$3.41
Net increase (decrease) in portfolio	$(4.44)	$182.32
Number of new portfolio companies with new investment commitments	—	4
Total new investment commitment amount in new portfolio companies	$—	$102.78
Average new investment commitment amount in new portfolio companies	$—	$25.70
Number of existing portfolio companies with new investment commitments	1	13
Total new investment commitment amount in existing portfolio companies	$0.95	$82.95
Weighted average remaining term for new investment commitments (in years)(2)	3.7	5.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.9%	7.3%
Weighted average yield on new investment commitments(5)	9.9%	7.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.1%	7.1%
Weighted average yield on investments sold or repaid(7)	11.1%	7.1%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Total investment income	$78.16	$46.87
Net expenses	(36.34)	(20.99)
Net investment income	41.82	25.88
Net realized gain (loss) on investments	0.01	—
Net unrealized appreciation (depreciation) on investments	(33.31)	(3.51)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	(0.39)	0.42
Income tax (provision) benefit, realized and unrealized gain/loss	(0.41)	(0.16)
Net increase in members’ capital from operations	$7.72	$22.63

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest income	$70.46	$43.14
Payment-in-kind income	5.61	2.89
Dividend income	1.16	—
Other income	0.93	0.84
Total investment income	$78.16	$46.87

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $43.14 million for the three months ended March 31, 2022 to $70.46 million for the three months ended March 31, 2023. The increase was primarily driven by the rising base interest rate our variable rate instruments, our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $2,454.03 million as of March 31, 2022 to $2,722.70 million as of March 31, 2023.
•
PIK income from investments increased from $2.89 million for the three months ended March 31, 2022 to $5.61 million for the three months ended March 31, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Interest and other debt expenses	$29.07	$12.15
Management fees	4.63	3.75
Incentive fees	1.36	3.99
Professional fees	0.48	0.41
Directors’ fees	0.07	0.07
Other general and administrative expenses	0.73	0.62
Total expenses	$36.34	$20.99

In the table above:

•
Interest and other debt expenses increased from $12.15 million for the three months ended March 31, 2022 to $29.07 million for the three months ended March 31, 2023. This was primarily due to rising base interest rates and an increase in the average aggregate daily borrowings from $1,424.92 million as of March 31, 2022 to $1,487.52 million as of March 31, 2023.
•
The accrual for Incentive Fees decreased from $3.99 million for the three months ended March 31, 2022 to $1.36 million for the three months ended March 31, 2023. This was primarily driven by the inception-to-date results of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	($ in millions)
Unrealized appreciation	$3.91	$5.54
Unrealized depreciation	(37.22)	(9.05)
Net change in unrealized appreciation (depreciation) on investments	$(33.31)	$(3.51)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2023
($ in millions)
Portfolio Company:
Broadway Parent, LLC	$0.98
Volt Bidco, Inc. (dba Power Factors)	0.67
CloudBees, Inc.	0.53
Thrasio, LLC	0.34
Qualawash Holdings, LLC	0.31
Zep Inc.	(0.77)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	(0.84)
iCIMS, Inc.	(1.06)
Zodiac Intermediate, LLC (dba Zipari)	(1.13)
Other, net (1)	(3.85)
MedeAnalytics, Inc.	(28.49)
Total	$(33.31)

(1)
Includes gross unrealized appreciation of $1.08 million and gross unrealized depreciation of $(4.93) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2023 was primarily driven by the financial underperformance of MedeAnalytics, Inc.

For the Three Months Ended March 31, 2022
($ in millions)
Portfolio Company:
Convene 237 Park Avenue, LLC (dba Convene)	$1.57
Zarya Intermediate, LLC (dba iOFFICE)	1.07
CloudBees, Inc.	0.78
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	0.31
Governmentjobs.com, Inc. (dba NeoGov)	0.30
Total Vision LLC	(0.35)
Broadway Parent, LLC	(0.40)
Bigchange Group Limited	(0.46)
Zep Inc.	(0.72)
MedeAnalytics, Inc.	(2.78)
Other, net (1)	(2.83)
Total	$(3.51)

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 182% and 185%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	March 31, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$147.58	90%	$1,475.81	$147.58	90%

We did not issue a capital drawdown for the three months ended March 31, 2023 and 2022.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$65.00	$65.00	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,465.60	$—	$1,465.60	$—	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2023, the Company had outstanding borrowings denominated in USD of $1,445.50 million, in Canadian Dollars (CAD) of 0.15 million and in British Pound (GBP) of 16.20 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, and the other lenders from time to time party thereto. We amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 5, 2022.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $91.00 million as of March 31, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is May 5, 2023. Subsequent to the three months ended March 31, 2023, we entered into an amendment to the MUFG Revolving Credit Facility. For further information, see “Recent Developments.”

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2023, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to us, and our exposure under the JPM Revolving Credit Facility is limited to the value of our investment in SPV.

For further details, see Note 6 “Debt – JPM Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$309.14	$347.48
First Lien/Last-Out Unitranche	5.44	5.97
Second Lien/Senior Secured Debt	—	—
Total	$314.58	$353.45

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

RECENT DEVELOPMENTS

On May 3, 2023, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period January 1, 2023 through March 31, 2023, payable on or about May 25, 2023 to Unitholders of record as of May 6, 2023.

On May 4, 2023, we entered into a seventh amendment (the “Seventh Amendment”) to the Revolving Credit Agreement, dated as of May 7, 2019, as amended by the first amendment thereto, dated July 31, 2019, the second amendment thereto, dated December 6, 2019, the third amendment thereto, dated January 27, 2020, the fourth amendment thereto, dated December 23, 2020, the fifth amendment thereto, dated December 23, 2021, and the sixth amendment thereto, dated May 5, 2022 (as so amended and as further amended by the Seventh Amendment, the “Credit Agreement”), among us, MUFG Bank Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent for the lenders, the letter of credit issuer and the lenders party thereto. The Seventh Amendment (i) extends the Stated Maturity Date (as defined in the Credit Agreement) from May 5, 2023 to November 3, 2023; (ii) includes a committed 6-month extension option for the Company; (iii) increases the interest rate to the applicable interest rate benchmark + 2.75% (other than in the case of the base rate, which is the base rate + 1.75%); (iv) reduces the Commitments (as defined in the Credit Agreement) to $50,050,000 and (v) increases the unused commitment fee to 0.35% per annum.

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

As of March 31, 2023 and December 31, 2022, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$64.24	$(34.82)	$29.42
Up 200 basis points	42.83	(23.21)	19.62
Up 100 basis points	21.41	(11.61)	9.80
Up 75 basis points	16.06	(8.71)	7.35
Up 50 basis points	10.71	(5.80)	4.91
Up 25 basis points	5.35	(2.90)	2.45
Down 25 basis points	(5.35)	2.90	(2.45)
Down 50 basis points	(10.71)	5.80	(4.91)
Down 75 basis points	(16.06)	8.71	(7.35)
Down 100 basis points	(21.41)	11.61	(9.80)
Down 200 basis points	(42.83)	23.21	(19.62)
Down 300 basis points	(64.24)	34.82	(29.42)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 2, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue a capital drawdown for the three months ended March 31, 2023 and 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On May 4, 2023, the Company, entered into a seventh amendment (the “Seventh Amendment”) to the Revolving Credit Agreement, dated as of May 7, 2019, as amended by the first amendment thereto, dated July 31, 2019, the second amendment thereto, dated December 6, 2019, the third amendment thereto, dated January 27, 2020, the fourth amendment thereto, dated December 23, 2020, the fifth amendment thereto, dated December 23, 2021, and the sixth amendment thereto, dated May 5, 2022 (as so amended and as further amended by the Seventh Amendment, the “Credit Agreement”), among the Company, MUFG Bank Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent for the lenders, the letter of credit issuer and the lenders party thereto. The Seventh Amendment (i) extends the Stated Maturity Date (as defined in the Credit Agreement) from May 5, 2023 to November 3, 2023; (ii) includes a committed 6-month extension option for the Company; (iii) increases the interest rate to the applicable interest rate benchmark + 2.75% (other than in the case of the base rate, which is the base rate + 1.75%); (iv) reduces the Commitments (as defined in the Credit Agreement) to $50,050,000 and (v) increases the unused commitment fee to 0.35% per annum.

The foregoing description is only a summary of the material provisions of the Seventh Amendment and is qualified in its entirety by reference to a copy of the Seventh Amendment, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Item 6. EXHIBITS

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

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 9, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2023	/s/ David Pessah
David Pessah
Chief Financial Officer and Treasurer
(Principal Financial Officer)