Form 10-Q
period 2023-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2023-08-08
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01307

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

As of August 8, 2023, there were 13,854,750 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Adviser”), the investment adviser of the Company;
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
•
the impact of elevated inflation and rising interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,700,568 and $2,691,993)	$2,653,852	$2,637,489
Non-controlled affiliated investments (cost of $17,977 and $10,576)	18,370	10,708
Total investments, at fair value (cost of $2,718,545 and $2,702,569)	2,672,222	2,648,197
Investments in affiliated money market fund (cost of $134,787 and $122,499)	134,787	122,499
Cash	4,138	36,657
Interest and dividends receivable	25,969	32,763
Deferred financing costs	5,975	7,215
Other assets	2,147	2,680
Total assets	$2,845,238	$2,850,011
Liabilities
Debt	$1,501,687	$1,465,196
Interest and other debt expenses payable	27,647	24,117
Management fees payable	4,683	4,598
Incentive fees payable	42,029	33,111
Distribution payable	—	78,068
Accrued expenses and other liabilities	4,891	4,411
Total liabilities	$1,580,937	$1,609,501
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,694,584 units issued and outstanding as of June 30, 2023 and December 31, 2022)	1,320,430	1,305,672
Distributable earnings (loss)	(56,129)	(65,162)
Total members’ capital	$1,264,301	$1,240,510
Total liabilities and members’ capital	$2,845,238	$2,850,011
Net asset value per unit	$91.25	$90.58

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$73,248	$46,509	$143,440	$89,643
Payment-in-kind income	6,915	3,527	12,520	6,418
Other income	644	855	1,560	1,697
From non-controlled affiliated investments:
Dividend income	1,967	—	3,129	—
Interest income	291	—	566	—
Other income	10	—	21	—
Total investment income	$83,075	$50,891	$161,236	$97,758
Expenses:
Interest and other debt expenses	$29,966	$14,992	$59,039	$27,141
Management fees	4,683	3,954	9,316	7,705
Incentive fees	7,555	2,352	8,918	6,345
Professional fees	377	322	858	726
Directors’ fees	75	72	148	143
Other general and administrative expenses	668	633	1,390	1,249
Total expenses	$43,324	$22,325	$79,669	$43,309
Net investment income	$39,751	$28,566	$81,567	$54,449

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(37,358)	$(5,325)	$(37,352)	$(5,325)
Foreign currency transactions	10	(1)	8	(1)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	41,125	(11,013)	7,788	(14,528)
Non-controlled affiliated investments	231	—	261	—
Foreign currency translations	(596)	1,031	(982)	1,453
Net realized and unrealized gains (losses)	$3,412	$(15,308)	$(30,277)	$(18,401)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(352)	69	(757)	(94)
Net increase in members’ capital from operations	$42,811	$13,327	$50,533	$35,954
Weighted average units outstanding	13,750,906	10,414,230	13,722,900	10,355,771
Net investment income per unit (basic and diluted)	$2.89	$2.74	$5.94	$5.26
Earnings per unit (basic and diluted)	$3.11	$1.28	$3.68	$3.47

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Members’ capital at beginning of period	$1,248,232	$1,007,775	$1,240,510	$985,148
Increase in members’ capital from operations:
Net investment income	$39,751	$28,566	$81,567	$54,449
Net realized gain (loss)	(37,348)	(5,326)	(37,344)	(5,326)
Net change in unrealized appreciation (depreciation)	40,760	(9,982)	7,067	(13,075)
(Provision) benefit for unrealized appreciation/depreciation on investments	(352)	69	(757)	(94)
Net increase in members’ capital from operations	$42,811	$13,327	$50,533	$35,954
Distributions to unitholders from:
Distributable earnings	$(41,500)	$(29,899)	$(41,500)	$(29,899)
Total distributions to unitholders	$(41,500)	$(29,899)	$(41,500)	$(29,899)
Capital transactions:
Issuance of units	$14,758	$103,307	$14,758	$103,307
Net increase in members’ capital from capital transactions	$14,758	$103,307	$14,758	$103,307
Total increase in members’ capital	$16,069	$86,735	$23,791	$109,362
Members’ capital at end of period	$1,264,301	$1,094,510	$1,264,301	$1,094,510
Distributions per unit	$3.03	$2.90	$3.03	$2.90

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net increase in members’ capital from operations:	$50,533	$35,954
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(90,662)	(404,540)
Payment-in-kind interest capitalized	(11,544)	(6,470)
Investments in affiliated money market fund, net	(12,288)	(1,047)
Proceeds from sales of investments and principal repayments	53,962	67,404
Net realized (gain) loss	37,352	5,325
Net change in unrealized (appreciation) depreciation on investments	(8,049)	14,528
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(13)	24
Amortization of premium and accretion of discount, net	(5,084)	(4,547)
Amortization of deferred financing costs	1,650	1,647
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(1,765)
(Increase) decrease in receivable for common units sold	—	(629)
(Increase) decrease in interest and dividends receivable	6,794	(8,473)
(Increase) decrease in other assets	533	(2,457)
Increase (decrease) in interest and other debt expenses payable	3,530	3,356
Increase (decrease) in management fees payable	85	192
Increase (decrease) in incentive fees payable	8,918	6,345
Increase (decrease) in payable for investments purchased	—	2,731
Increase (decrease) in accrued expenses and other liabilities	480	(379)
Net cash provided by (used for) operating activities	$36,197	$(292,801)
Cash flows from financing activities:
Proceeds from issuance of common units	$14,758	$103,307
Distributions paid	(119,568)	(58,262)
Financing costs paid	(410)	(2,796)
Borrowings on debt	69,491	398,026
Repayments of debt	(33,000)	(129,000)
Net cash provided by (used for) financing activities	$(68,729)	$311,275
Net increase (decrease) in cash	$(32,532)	$18,474
Effect of foreign exchange rate changes on cash and cash equivalents	13	(24)
Cash, beginning of period	36,657	31,602
Cash, end of period	$4,138	$50,052
Supplemental and non-cash activities
Interest expense paid	$52,827	$21,023
Exchange of investments	$6,075	$—

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par/Shares(3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 204.03%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.39%	S + 6.00%	11/06/26		$8,502	$8,427	$8,396	(4) (5) (6) (7)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	12.45%	P + 6.00%	11/06/26		846	805	801	(4) (5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.70%	CDN P + 4.75%	11/06/26	CAD	418	312	311	(4) (5) (6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.01%	S + 6.50%	12/16/26		2,033	2,018	1,922	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.48%	S + 6.25%	03/10/27		14,592	14,361	14,300	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.48%	S + 6.25%	03/10/27		1,530	1,518	1,499	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.48%	S + 6.25%	03/10/27		1,100	698	693	(5) (6) (7) (8)
Acquia, Inc.	Software	12.34%	L + 7.00%	10/31/25		24,940	24,667	24,442	(5) (6) (7)
Acquia, Inc.	Software	12.29%	L + 7.00%	10/31/25		1,933	1,490	1,469	(5) (6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.74%	S + 5.50%	05/08/28		24,009	23,604	23,648	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		2,330	(38)	(35)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		6,510	(53)	(98)	(5) (7) (8)
Apptio, Inc.	IT Services	10.20%	S + 5.00%	01/10/25		26,813	26,463	26,545	(6) (7)
Apptio, Inc.	IT Services	10.20%	S + 5.00%	01/10/25		769	220	223	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.28%	S + 7.00%	07/01/26		35,280	34,808	34,222	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.17%	S + 8.00%	07/01/26		5,900	4,665	4,636	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.28%	S + 8.00%	07/01/26		2,127	2,127	2,116	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,160	(50)	(125)	(5) (6) (7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	10.65%	S + 5.50%	12/03/27		19,651	19,347	19,061	(5) (6) (7)
Aria Systems, Inc.	Diversified Financial Services	13.22%	S + 8.00%	06/30/26		24,609	24,325	23,624	(5) (6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.84%	S + 6.50%	10/19/27		39,908	39,300	39,509	(5) (6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.84%	S + 6.50%	10/19/27		9,977	5,469	5,487	(5) (6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.50%	10/19/27		3,991	(58)	(40)	(5) (7) (8)
Bigchange Group Limited	Software	10.93%	SN + 6.00%	12/23/26	GBP	10,810	14,290	13,420	(4) (5) (6) (7)
Bigchange Group Limited	Software	10.93%	SN + 6.00%	12/23/26	GBP	1,629	1,756	1,763	(4) (5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(42)	(62)	(4) (5) (6) (7) (8)
Broadway Technology, LLC	Diversified Financial Services	11.89%	S + 6.50%	01/08/26		23,656	23,371	23,537	(5) (6) (7)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,010	(13)	(5)	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	11.22%	S + 6.00%	01/25/28		48,084	47,413	45,680	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		1,924	(26)	(96)	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		13,491	13,348	13,289	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		2,402	2,394	2,366	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		624	618	615	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		280	277	276	(5) (6) (7)
Bullhorn, Inc.	Professional Services	10.95%	S + 5.75%	09/30/26		223	221	220	(5) (6) (7)
Bullhorn, Inc.	Professional Services		S + 5.75%	09/30/26		693	(7)	(10)	(5) (6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.84%	S + 5.50%	12/01/27		16,612	16,483	16,446	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	10.84%	S + 5.50%	12/01/27		4,526	367	340	(5) (6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.72%	S + 6.50%	10/01/26		39,622	39,149	38,433	(5) (6) (7)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		P + 5.50%	10/01/25		9,170	(86)	(275)	(5) (7) (8)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par/Shares(3)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		$17,798	$17,721	$16,819	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		4,471	4,451	4,225	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		1,734	1,729	1,639	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.25%	S + 7.00% (incl. 0.75% PIK)	07/01/24		914	291	245	(5) (6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.84%	S + 6.50%	12/31/27		27,953	27,513	27,184	(5) (6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27		2,831	(43)	(78)	(5) (6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.61%	S + 6.75%	05/18/29		42,552	41,629	41,382	(5) (6) (7)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.76%	S + 6.75%	05/18/29		3,676	929	891	(5) (6) (7) (8)
CivicPlus LLC	Software	12.23%	L + 6.50% (incl. 2.50% PIK)	08/24/27		5,851	5,755	5,719	(5) (6) (7)
CivicPlus LLC	Software	12.23%	L + 6.50% (incl. 2.50% PIK)	08/24/27		5,797	5,701	5,666	(5) (6) (7)
CivicPlus LLC	Software	12.23%	L + 6.50% (incl. 2.50% PIK)	08/24/27		2,725	2,678	2,664	(5) (6) (7)
CivicPlus LLC	Software	11.15%	L + 6.25%	08/24/27		1,112	182	175	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 8.25% (incl. 0.75% PIK)	07/25/28	GBP	5,574	6,576	6,884	(4) (5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.68%	SN + 7.50%	07/25/28	GBP	4,842	2,705	2,843	(4) (5) (6) (7) (8)
CloudBees, Inc.	Software	12.22%	S + 7.00% (incl. 2.50% PIK)	11/24/26		26,219	25,049	25,826	(5) (6) (7)
CloudBees, Inc.	Software	12.22%	S + 7.00% (incl. 2.50% PIK)	11/24/26		11,867	10,654	11,025	(5) (6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.60%	S + 5.50%	05/11/28		13,488	13,255	13,151	(5) (6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.60%	S + 5.50%	05/11/28		1,938	358	339	(5) (6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.58%	S + 5.50%	05/11/28		4,076	388	324	(5) (6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.16%	S + 5.75%	06/15/27		20,442	20,235	17,172	(5) (6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	11.16%	S + 5.75%	06/15/27		344	341	289	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services	12.54%	L + 7.00% (incl. 5.00% PIK)	05/14/25		10,114	10,058	8,496	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services		L + 7.00% (incl. 5.00% PIK)	05/14/25		633	(4)	(101)	(5) (6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.09%	S + 5.75%	08/28/28		19,314	19,013	18,542	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	11.09%	S + 5.75%	08/28/28		6,689	1,967	1,766	(5) (6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.09%	S + 5.75%	08/26/27		1,552	1,427	1,386	(5) (6) (7) (8)
Diligent Corporation	Professional Services	11.45%	S + 6.25%	08/04/25		20,502	20,268	20,451	(5) (6) (7)
Diligent Corporation	Professional Services	10.95%	L + 5.75%	08/04/25		12,708	12,641	12,549	(5) (6) (7)
Diligent Corporation	Professional Services	10.95%	L + 5.75%	08/04/25		8,631	8,587	8,523	(5) (6) (7)
Diligent Corporation	Professional Services	11.45%	L + 6.25%	08/04/25		1,715	1,696	1,711	(5) (6) (7)
Diligent Corporation	Professional Services	11.48%	S + 6.25%	08/04/25		3,503	1,654	1,673	(5) (6) (7) (8)
Diligent Corporation	Professional Services	11.45%	L + 6.25%	08/04/25		1,081	1,069	1,079	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		3,493	3,457	3,353	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.00%	S + 5.50%	09/18/25		1,365	1,343	1,310	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		683	675	655	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		510	502	490	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	10.82%	S + 5.50%	09/18/25		470	465	451	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.37%	S + 6.00%	12/06/25		8,528	8,395	8,357	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25		6,205	6,163	6,004	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25		2,940	2,905	2,845	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25	$2,919	$2,890	$2,825	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.70%	S + 5.50%	12/06/25	2,675	2,655	2,588	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.71%	S + 5.50%	12/06/25	1,365	1,219	1,184	(5) (6) (7) (8)
ESO Solutions, Inc	Health Care Technology	12.25%	S + 7.00%	05/03/27	36,294	35,789	35,750	(5) (6) (7)
ESO Solutions, Inc	Health Care Technology	12.33%	S + 7.00%	05/03/27	3,292	1,933	1,926	(5) (6) (7) (8)
Everest Clinical Research Corporation	Professional Services	11.39%	S + 6.00%	11/06/26	5,423	5,328	5,355	(4) (5) (6) (7)
Experity, Inc.	Health Care Technology	11.09%	S + 5.75%	02/24/28	33,748	33,629	32,567	(5) (6) (7)
Experity, Inc.	Health Care Technology	11.09%	S + 5.75%	02/24/28	3,023	680	585	(5) (6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	56,214	55,097	54,809	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	21,754	21,288	21,210	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	3,067	1,007	993	(5) (6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	13.00%	L + 7.50% (Incl. 3.00% PIK)	10/04/27	766	230	229	(5) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/28	1,478	—	—	(5) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	26,415	—	—	(5) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	8,313	—	—	(5) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 8.25%	05/01/30	3,694	—	—	(5) (8)
Gainsight, Inc.	Software	11.58%	S + 6.75% PIK	07/30/27	42,920	42,442	41,847	(5) (6) (7)
Gainsight, Inc.	Software	11.94%	S + 6.75% PIK	07/30/27	4,830	3,392	3,329	(5) (6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.64%	S + 8.25% (incl. 3.75% PIK)	06/24/26	14,038	13,878	13,337	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.64%	S + 8.25% (incl. 3.75% PIK)	06/24/26	2,456	2,433	2,333	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.64%	S + 8.25% (incl. 3.75% PIK)	06/24/26	917	906	872	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (incl. 3.75% PIK)	06/24/26	1,749	(19)	(87)	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.15%	S + 7.00% (incl. 1.50% PIK)	01/29/27	26,336	25,908	26,204	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.15%	S + 6.00%	01/29/27	3,425	3,377	3,408	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.55%	S + 6.50%	01/29/27	2,337	703	713	(5) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.70%	S + 5.50%	12/01/28	37,717	37,641	37,057	(5) (6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.70%	S + 5.50%	12/02/27	4,244	1,584	1,517	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	13,262	(13)	(232)	(5) (7) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	11.14%	S + 5.75%	05/22/26	22,738	22,558	22,055	(5) (6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	11.14%	S + 5.75%	05/22/26	914	296	277	(5) (6) (8)
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 7.00%	04/09/26	32,000	31,565	31,360	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology	11.41%	L + 7.00%	04/09/26	2,964	2,964	2,905	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology		P + 6.00%	04/09/26	3,400	(44)	(68)	(5) (6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	8,500	(55)	(170)	(5) (6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.10%	S + 6.00%	12/15/26	17,468	17,272	17,250	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.96%	L + 5.75%	12/15/26	18,542	14,526	14,256	(5) (6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.27%	S + 6.00%	12/15/26	13,403	13,309	13,236	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.10%	S + 6.00%	12/15/26	7,242	7,143	7,152	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,199	(26)	(27)	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.14%	S + 5.75%	10/15/27	21,765	21,435	21,329	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par/Shares(3)	Cost	Fair Value	Footnotes
Honor HN Buyer, Inc	Health Care Providers & Services	11.04%	S + 5.75%	10/15/27		$13,781	$13,560	$13,505	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 6.00%	10/15/27		19,535	7,887	7,739	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	13.00%	P + 4.75%	10/15/27		2,542	281	267	(5) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.23%	S + 6.00%	10/23/26		31,926	31,590	30,329	(4) (5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.32%	S + 6.50%	10/23/26		10,237	10,167	9,725	(4) (5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.39%	S + 6.50%	10/23/26		9,793	9,737	9,303	(4) (5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.95%	S + 6.75%	07/09/25		26,350	26,139	25,560	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.95%	S + 6.75%	07/09/25		5,466	5,403	5,302	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.95%	S + 6.75%	07/09/25		2,186	1,482	1,432	(5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services	10.58%	SN + 6.00%	11/23/28	GBP	1,000	1,190	1,251	(4) (5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	100	—	(2)	(4) (5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	270	1	(5)	(4) (5) (6) (7) (8)
iCIMS, Inc.	Professional Services	12.38%	S + 7.25% (incl. 3.88% PIK)	08/18/28		38,976	38,382	37,612	(5) (6) (7)
iCIMS, Inc.	Professional Services	11.99%	S + 6.75%	08/18/28		3,639	553	480	(5) (6) (7) (8)
iCIMS, Inc.	Professional Services		S + 7.25% (incl. 3.88% PIK)	08/18/28		9,385	—	(328)	(5) (6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.09%	S + 6.00%	05/11/29		11,329	11,132	11,103	(5) (6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.04%	S + 6.00%	05/11/29		2,688	695	671	(5) (6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/28		1,396	(24)	(28)	(5) (6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.89%	S + 5.50%	04/02/25		37,599	37,157	37,223	(5) (6) (7)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29		16,900	16,675	16,646	(5) (6) (7)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29		1,010	240	237	(5) (6) (7) (8)
Kaseya Inc.	IT Services	11.36%	S + 6.25% (incl. 2.50% PIK)	06/25/29		1,010	55	46	(5) (6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.28%	S + 6.75%	12/16/27		13,758	13,490	13,380	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.14%	S + 6.75%	12/16/26		1,995	1,960	1,941	(5) (6) (7)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/09/26		9,333	6,075	6,075	(5) (6) (7) (9) (10)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.24%	S + 6.00%	06/01/28		19,680	19,346	18,696	(5) (6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.24%	S + 6.00%	06/01/28		4,952	3,225	3,060	(5) (6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28		2,485	(41)	(124)	(5) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27		9,185	9,041	9,001	(5) (6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.25%	P + 5.00%	12/15/27		1,998	236	226	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.84%	S + 5.50%	02/10/26		29,270	28,985	28,245	(6)
MRI Software LLC	Real Estate Mgmt. & Development	10.84%	S + 5.50%	02/10/26		16,375	16,294	15,802	(6)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/26		1,143	(5)	(40)	(6) (8)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/26		1,284	(9)	(45)	(5) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.95%	S + 5.75%	11/30/27		15,313	15,085	14,854	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.11%	S + 5.75%	11/30/27		15,558	13,894	13,662	(5) (6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27		2,696	(40)	(81)	(5) (6) (7) (8)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		20,871	20,640	19,619	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		10,255	10,121	9,640	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25		8,678	8,583	8,157	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25	$5,665	$5,544	$5,287	(5) (6) (7) (8)
One GI LLC	Health Care Providers & Services	11.95%	S + 6.75%	12/22/25	3,246	3,212	3,052	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	22,055	21,668	21,614	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	2,530	2,530	2,479	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	2,145	2,126	2,102	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	8,765	544	435	(5) (6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	1,705	(29)	(21)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	2,530	(21)	(32)	(5) (7) (8)
Picture Head Midco LLC	Entertainment	12.06%	S + 6.75%	08/31/23	19,422	19,395	19,033	(5) (6) (7)
Pioneer Buyer I, LLC	Software	12.24%	S + 7.00% PIK	11/01/28	25,253	24,908	24,748	(5) (6) (7)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27	3,900	(57)	(78)	(5) (6) (7) (8)
Pluralsight, Inc	Professional Services	13.04%	S + 8.00%	04/06/27	68,747	67,791	67,200	(5) (6) (7)
Pluralsight, Inc	Professional Services	13.04%	S + 8.00%	04/06/27	4,600	2,241	2,196	(5) (6) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.60%	S + 5.50%	08/05/28	16,820	16,560	15,769	(5) (6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.60%	S + 5.50%	08/05/28	9,126	9,010	8,555	(5) (6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services		S + 5.50%	08/05/27	2,769	(38)	(173)	(5) (6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	16,404	16,301	15,994	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	10,776	10,692	10,507	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	4,563	4,528	4,449	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.22%	S + 6.00%	01/02/25	10,227	2,843	2,666	(5) (6) (7) (8)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	11.22%	S + 6.00%	07/06/26	39,779	39,209	39,182	(5) (6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.25%	07/06/26	3,418	(44)	(51)	(5) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.66%	L + 6.50%	01/30/26	17,147	16,953	16,975	(4) (5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.66%	L + 6.50%	01/30/26	7,015	6,925	6,945	(4) (5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,118	(33)	(31)	(4) (5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	20,439	20,274	19,723	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	1,817	1,802	1,753	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	1,753	1,739	1,692	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.37%	S + 5.98%	11/01/28	1,255	1,245	1,211	(5) (6)
Purfoods, LLC	Health Care Providers & Services	11.49%	S + 6.25%	08/12/26	23,924	23,614	23,385	(5) (6) (7)
Purfoods, LLC	Health Care Providers & Services	11.55%	S + 6.25%	08/12/26	16,151	15,942	15,788	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.11%	S + 5.00%	06/21/25	13,443	13,355	13,141	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.11%	S + 5.00%	06/21/25	9,523	9,493	9,309	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.19%	S + 5.00%	06/21/25	1,806	178	140	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.44%	S + 6.25%	05/25/27	19,155	18,887	18,915	(4) (5) (6) (7)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.44%	S + 6.25%	05/25/27	3,065	1,185	1,188	(4) (5) (7) (8)
Rubrik, Inc.	Software	12.64%	S + 7.00%	06/10/27	32,242	31,713	31,597	(5) (6) (7)
Rubrik, Inc.	Software	12.35%	S + 7.00%	06/10/27	3,685	2,657	2,584	(5) (6) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.22%	S + 6.00%	07/06/27	9,801	9,637	9,629	(5) (6) (7) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	13.25%	S + 6.00%	07/06/27	6,800	1,292	1,241	(5) (7) (8) (10)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	$1,700	$(27)	$(30)	(5) (7) (8) (10)
SpendMend, LLC	Health Care Providers & Services	10.86%	S + 5.75%	03/01/28	12,151	11,978	11,847	(5) (6) (7)
SpendMend, LLC	Health Care Providers & Services	10.87%	S + 5.75%	03/01/28	5,328	2,200	2,121	(5) (6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	11.14%	S + 5.75%	03/01/28	1,605	619	602	(5) (6) (7) (8)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.09%	S + 6.75%	01/12/27	14,400	14,214	14,184	(5) (6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.09%	S + 6.75%	01/12/27	2,319	2,286	2,285	(5) (6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.95%	S + 6.75%	01/12/27	2,300	639	632	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.41%	S + 6.25%	07/02/27	37,327	36,911	36,580	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.44%	S + 6.25%	07/02/27	11,198	11,039	10,974	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.61%	S + 6.25%	07/02/27	3,239	3,152	3,175	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.49%	S + 6.25%	07/02/27	4,479	998	956	(5) (6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	11,951	11,796	11,712	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	7,567	7,471	7,415	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	18,117	2,937	2,861	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	13.00%	S + 5.75%	10/09/26	3,503	1,122	1,098	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.14%	S + 5.75%	10/09/26	337	334	330	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.99%	S + 6.50%	08/31/27	39,971	39,304	38,972	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.99%	S + 6.50%	08/31/27	4,037	3,940	3,937	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.50%	08/31/27	952	(11)	(24)	(5) (6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.50%	08/31/26	5,134	(69)	(128)	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.09%	S + 5.75%	11/30/26	25,873	25,552	25,226	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.02%	S + 5.75%	11/30/26	8,214	8,110	8,008	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.02%	S + 5.75%	11/30/26	6,586	6,501	6,421	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.02%	S + 5.75%	11/30/26	3,285	3,237	3,203	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.09%	S + 5.75%	11/30/26	4,201	3,059	3,004	(5) (7) (8)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	11.60%	S + 6.50%	08/02/27	37,186	36,450	36,535	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.70%	S + 5.50%	08/15/25	16,475	16,313	16,187	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 5.50%	08/15/25	8,906	8,801	8,750	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.77%	S + 5.50%	08/15/25	7,128	7,036	7,003	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.70%	S + 5.50%	08/15/25	3,883	3,842	3,815	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.70%	S + 5.50%	08/15/25	2,361	1,867	1,847	(5) (6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.85%	S + 5.50%	08/15/25	3,941	1,195	1,157	(5) (7) (8)
Thrasio, LLC	Internet & Direct Marketing Retail	12.50%	S + 7.00%	12/18/26	36,065	35,647	32,458	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	11.33%	S + 6.00%	07/15/26	15,444	15,213	15,174	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	11.33%	S + 6.00%	07/15/26	4,529	4,471	4,450	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	11.35%	S + 6.00%	07/15/26	9,489	2,747	2,673	(5) (6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.29%	S + 6.00%	07/15/26	2,264	2,234	2,224	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(14)	(20)	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26	19,935	19,685	19,337	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26	6,928	6,867	6,720	(5) (6) (7)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par/Shares(3)	Cost	Fair Value	Footnotes
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26	$8,602	$4,267	$4,064	(5) (6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.14%	S + 5.75%	12/21/26	2,812	1,772	1,721	(5) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.44%	L + 6.25%	07/02/25	18,708	18,579	18,521	(5) (6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.24%	S + 7.00%	08/11/27	31,617	31,131	31,064	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.24%	S + 7.00%	08/11/27	5,932	5,207	5,103	(5) (6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 7.00%	08/11/27	3,343	(49)	(59)	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.72%	S + 5.50%	06/29/27	29,481	29,168	28,597	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27	858	(9)	(26)	(5) (6) (7) (8)
WebPT, Inc.	Health Care Technology	12.11%	S + 6.75%	01/18/28	12,701	12,396	12,320	(5) (6) (7)
WebPT, Inc.	Health Care Technology	11.98%	S + 6.75%	01/18/28	12,434	12,285	12,061	(5) (6) (7)
WebPT, Inc.	Health Care Technology	12.01%	S + 6.75%	01/18/28	2,146	1,083	1,039	(5) (6) (7) (8)
WebPT, Inc.	Health Care Technology	14.00%	P + 5.75%	01/18/28	2,146	590	549	(5) (6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.86%	S + 5.50%	01/20/27	20,099	19,837	19,798	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(29)	(36)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	3,700	(27)	(56)	(5) (6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.14%	S + 5.75%	12/21/27	15,549	15,307	15,044	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.16%	S + 5.75%	12/21/27	5,219	5,134	5,049	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.14%	S + 5.75%	12/21/27	5,186	5,105	5,018	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.32%	S + 6.00%	12/21/27	2,898	1,906	1,876	(5) (6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	2,100	(32)	(68)	(5) (6) (7) (8)
WorkForce Software, LLC	Software	12.66%	S + 7.25% (incl. 3.00% PIK)	07/31/25	11,828	11,724	11,562	(5) (6) (7)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	9,099	9,007	8,895	(5) (6) (7)
WorkForce Software, LLC	Software	12.66%	S + 7.25% (incl. 3.00% PIK)	07/31/25	2,852	2,818	2,787	(5) (6) (7)
WorkForce Software, LLC	Software	12.66%	S + 7.25% (incl. 3.00% PIK)	07/31/25	2,092	2,074	2,045	(5) (6) (7)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	980	(8)	(22)	(5) (6) (7) (8)
WSO2, Inc.	IT Services	12.85%	S + 7.50% (incl. 3.00% PIK)	11/04/26	29,518	29,124	28,928	(5) (6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.76%	S + 6.50%	07/01/27	80,545	80,545	79,740	(5) (6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.73%	S + 6.50%	07/01/27	8,383	1,198	1,114	(5) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	13.54%	L + 8.00%	12/21/26	46,540	45,659	40,606	(5) (6) (7)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	13.54%	L + 8.00%	12/22/25	7,000	6,892	6,107	(5) (7)
Total 1st Lien/Senior Secured Debt						2,626,489	2,579,587
1st Lien/Last-Out Unitranche (11) - 1.53%
EDB Parent, LLC (dba Enterprise DB)	Software	11.99%	S + 6.75%	07/07/28	$17,879	$17,463	$17,432	(5) (6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.99%	S + 6.75%	07/07/28	6,958	2,068	1,894	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						19,531	19,326
2nd Lien/Senior Secured Debt 0.67%
Zep Inc.	Chemicals	13.79%	L + 8.25%	08/11/25	$15,410	$15,389	$8,476	(6)
Total 2nd Lien/Senior Secured Debt						15,389	8,476
Unsecured Debt 0.52%
CivicPlus LLC	Software	17.09%	S + 11.75% PIK	06/09/34	$6,734	$6,569	$6,566	(5) (6) (7)
Total Unsecured Debt						6,569	6,566

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Initial Acquisition Date(12)	Par/Shares(3)	Cost	Fair Value	Footnotes
Preferred Stock - 3.52%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$6,144	(5) (7) (13)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	12,758	(5) (7) (13)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,424	(5) (7) (13)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,173	(5) (7) (13)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	10,966	(5) (7) (13)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(5) (7) (10) (13) (14)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	7,956	(5) (7) (13)
Total Preferred Stock				37,905	44,421
Common Stock - 1.06%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,456	(5) (7) (13)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,752	(5) (7) (13)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	431	(5) (7) (13)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(7) (10) (13)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,455	(5) (7) (10) (13)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	2,106	(5) (7) (13)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,315	(5) (7) (13)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,925	(5) (7) (13)
Total Common Stock				10,996	13,440
Warrants - 0.03%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$406	(5) (7) (13)
Total Warrants				1,666	406
Total Investments - 211.36%				$2,718,545	$2,672,222
Investments in Affiliated Money Market Fund - 10.66%
Goldman Sachs Financial Square Government Fund - Institutional Shares			134,787,186	$134,787	$134,787	(6) (15) (16)
Total Investments in Affiliated Money Market Fund				134,787	134,787
Total Investments and Investments in Affiliated Money Market Fund - 222.02%				$2,853,332	$2,807,009

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 12 month, 6 month, 3 month and 1 month L are 6.04%, 5.76%, 5.55% and 5.22%, respectively. As of June 30, 2023, 1 month S was 5.14%, 3 month S was 5.27%, 3 month SN was 4.39%, P was 8.25%, and Canadian Prime rate ("CDN P") was 6.95%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian Dollar (“CAD”).
(4)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, the aggregate fair value of these securities is $134,304 or 4.72% of the Company’s total assets.
(5)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.
(6)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
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

The accompanying notes are part of these unaudited consolidated financial statements.

(11)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $58,267 or 4.61% of the Company's net assets. The initial acquisition dates have been included for such securities.
(13)
Non-income producing security.
(14)
Share amount rounds to less than 1.
(15)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(16)
The annualized seven-day yield as of June 30, 2023 is 5.02%.

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
(3)
All, or a portion of, the assets are pledged as collateral for the JPM Revolving Credit Facility. See Note 6 “Debt”.
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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC, together with its consolidated subsidiaries, as the context may require) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 2, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Prepayment premiums	$—	$—	$—	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$231	$80	$389	$188

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2023, the Company had certain investments held in one portfolio company on non-accrual status, which represented 0.2% and 0.2% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.5% and 1.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2023 and December 31, 2022, the Company held $4,138 and $36,657 in cash. Foreign currency of $604 and $534 (acquisition cost of $601 and $544) is included in cash as of June 30, 2023 and December 31, 2022.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility and the revolving credit facility between the Company and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the respective terms of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

For the three and six months ended June 30, 2023, Management Fees amounted to $4,683 and $9,316. As of June 30, 2023, $4,683 remained payable. For the three and six months ended June 30, 2022, Management Fees amounted to $3,954 and $7,705.

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

For the three and six months ended June 30, 2023, the Company accrued unvested Incentive Fees of $7,555 and $8,918. As of June 30, 2023, $42,029 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company accrued unvested Incentive Fees of $2,352 and $6,345.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2023 and June 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $412 and $825. As of June 30, 2023, $389 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $357 and $706.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $21 and $56. As of June 30, 2023, $20 remained payable. For the three and six months ended June 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $35 and $61.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$244,645	$(232,357)	$—	$—	$134,787	$3,129
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	1,376	(50)	—	261	12,295	587
Medeanalytics Inc	—	6,075	—	—	—	6,075	—
Total Non-Controlled Affiliates	$133,207	$252,096	$(232,407)	$—	$261	$153,157	$3,716
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$803,088	$(680,589)	$—	$—	$122,499	$920
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	10,625	(49)	—	132	10,708	493
Total Non-Controlled Affiliates	$—	$813,713	$(680,638)	$—	$132	$133,207	$1,413

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2023 and December 31, 2022, there were $201 and $206, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,626,489	$2,579,587	$2,610,793	$2,561,708
1st Lien/Last-Out Unitranche	19,531	19,326	18,410	18,243
2nd Lien/Senior Secured Debt	15,389	8,476	15,384	9,246
Unsecured Debt	6,569	6,566	5,590	5,552
Preferred Stock	37,905	44,421	39,730	40,994
Common Stock	10,996	13,440	10,996	11,903
Warrants	1,666	406	1,666	551
Total investments	$2,718,545	$2,672,222	$2,702,569	$2,648,197

The industry composition of the Company’s investments at fair value and net assets was as follows:

	June 30, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	16.8%	35.7%	16.3%	34.6%
Health Care Providers & Services	16.5	34.8	16.1	34.4
Health Care Technology	10.9	23.1	12.0	25.5
Diversified Financial Services	10.7	22.5	10.6	22.7
Professional Services	10.5	22.2	10.5	22.3
Real Estate Mgmt. & Development	6.5	13.8	6.5	13.8
Diversified Consumer Services	5.5	11.7	5.5	11.8
IT Services	4.1	8.7	4.1	8.7
Commercial Services & Supplies	2.9	6.0	3.3	7.0
Health Care Equipment & Supplies	2.4	5.1	2.4	5.1
Entertainment	1.7	3.7	1.7	3.7
Construction & Engineering	1.7	3.5	1.5	3.3
Aerospace & Defense	1.5	3.2	1.5	3.3
Independent Power and Renewable Electricity Producers	1.5	3.1	1.4	3.0
Transportation Infrastructure	1.4	2.9	1.4	3.0
Internet & Direct Marketing Retail	1.2	2.6	1.2	2.6
Hotels, Restaurants & Leisure	1.2	2.6	1.2	2.6
Trading Companies & Distributors	0.9	1.9	0.9	2.0
Insurance	0.9	1.9	0.7	1.5
Pharmaceuticals	0.6	1.2	0.6	1.2
Chemicals	0.6	1.2	0.6	1.3
Total	100.0%	211.4%	100.0%	213.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2023	December 31, 2022
United States	96.8%	97.0%
Canada	2.2	2.2
United Kingdom	1.0	0.8
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$2,433,993	Discounted cash flows	Discount Rate	9.2% - 24.8%	11.1%
	6,075	Comparable multiples	EV/Revenue	—	0.5x
1st Lien/Last-Out Unitranche	19,326	Discounted cash flows	Discount Rate	—	11.8%
Unsecured Debt	6,566	Discounted cash flows	Discount Rate	—	17.2%
Equity
Preferred Stock	$20,635	Comparable multiples	EV/EBITDA(6)	14.1x - 33.6x	28.4x
	23,786	Comparable multiples	EV/Revenue	3.8x - 4.5x	4.0x
Common Stock	10,125	Comparable multiples	EV/EBITDA(6)	9.3x - 19.0x	13.5x
	3,315	Comparable multiples	EV/Revenue	—	15.5x
Warrants	406	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$2,389,612	Discounted cash flows	Discount Rate	7.8% - 19.7%	10.9%
	34,552	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	18,243	Discounted cash flows	Discount Rate	—	10.9%
Unsecured Debt	5,552	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$19,198	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	27.1x
	21,796	Comparable multiples	EV/Revenue	4.0x - 7.3x	4.6x
Common Stock	9,138	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	13.9x
	2,765	Comparable multiples	EV/Revenue	—	15.2x
Warrants	551	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of June 30, 2023, included within Level 3 assets of $2,576,884 is an amount of $52,657 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,459,885 or 97.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$86,862	$2,492,725	$2,579,587	$—	$60,031	$2,501,677	$2,561,708
1st Lien/Last-Out Unitranche	—	—	19,326	19,326	—	—	18,243	18,243
2nd Lien/Senior Secured Debt	—	8,476	—	8,476	—	9,246	—	9,246
Unsecured Debt	—	—	6,566	6,566	—	—	5,552	5,552
Preferred Stock	—	—	44,421	44,421	—	—	40,994	40,994
Common Stock	—	—	13,440	13,440	—	—	11,903	11,903
Warrants	—	—	406	406	—	—	551	551
Investments in Affiliated Money Market Fund	134,787	—	—	134,787	122,499	—	—	122,499
Total	$134,787	$95,338	$2,576,884	$2,807,009	$122,499	$69,277	$2,578,920	$2,770,696

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$2,501,677	$104,267	$(35,527)	$1,460	$(59,579)	$4,931	$—	$(24,504)	$2,492,725	$(6,621)
1st Lien/Last-Out Unitranche	18,243	1,083	—	(38)	—	38	—	—	19,326	(39)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	981	—	35	—	(2)	—	—	6,566	36
Preferred Stock	40,994	—	(1,825)	5,252	—	—	—	—	44,421	3,427
Common Stock	11,903	—	—	1,537	—	—	—	—	13,440	1,537
Warrants	551	—	—	(145)	—	—	—	—	406	(145)
Total assets	$2,578,920	$106,331	$(37,352)	$8,101	$(59,579)	$4,967	$—	$(24,504)	$2,576,884	$(1,805)
For the Six Months Ended June 30, 2022
1st Lien/Senior Secured Debt	$2,183,501	$404,048	$(5,325)	$(8,672)	$(67,097)	$4,453	$—	$—	$2,510,908	$(16,263)
2nd Lien/Senior Secured Debt	—	—	—	(1,493)	—	4	14,588	—	13,099	(1,493)
Unsecured Debt	—	5,580	—	—	—	—	—	—	5,580	—
Preferred Stock	40,782	—	—	(1,927)	—	—	—	—	38,855	(1,927)
Common Stock	10,343	1,452	—	(1,017)	—	—	—	—	10,778	(1,017)
Warrants	1,667	—	—	(999)	—	—	—	—	668	(999)
Total assets	$2,236,293	$411,080	$(5,325)	$(14,108)	$(67,097)	$4,457	$14,588	$—	$2,579,888	$(21,699)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 184% and 185%.

The Company’s outstanding debt was as follows:

	June 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$50,050	$14,550	35,500	$91,000	91,000	$—
JPM Revolving Credit Facility(2)	1,650,000	184,721	1,466,187	1,650,000	184,721	1,465,196
Total debt	$1,700,050	$199,271	$1,501,687	$1,741,000	$275,721	$1,465,196

(1)
Provides, under certain circumstances, a total borrowing capacity of $50,050.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500 in Canadian Dollars (CAD) of 150 and in British Pound (GBP) of 16,200. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,445,500, in Canadian Dollars (CAD) of 150 and in British Pound (GBP) of 16,200.

The combined weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2023 and for the year ended December 31, 2022 were 7.57% and 4.57%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2023 and for the year ended December 31, 2022 was $1,500,702 and $1,529,965.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 4, 2023.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50,050 as of June 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is November 3, 2023, which may be extended by the Company exercising its committed 6-month extension option.

Proceeds from the MUFG Revolving Credit Facility may be used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the MUFG Revolving Credit Facility, the Company has the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one-, three- or, if available, six-month tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the MUFG Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the MUFG Revolving Credit Facility is (A) Term Loan plus a credit adjustment spread for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.75% per annum or (B) an alternative base rate (the greatest of the prime rate set by MUFG Bank, Ltd., the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.75% per annum. The Company pays a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

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

The MUFG Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The MUFG Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of June 30, 2023, the Company was in compliance with these covenants.

Costs of $5,968 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, outstanding deferred financing costs were $284 and $263.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$909	$2,213	$1,295	$4,119
Facility fees	16	4	105	4
Amortization of financing costs	200	242	389	562
Total	$1,125	$2,459	$1,789	$4,685
Weighted average interest rate	7.61%	3.19%	7.44%	2.91%
Average outstanding balance	$47,901	$278,363	$35,133	$285,144

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2023, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of June 30, 2023, the Company was in compliance with these covenants.

Costs of $10,797 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2023 and December 31, 2022, outstanding deferred financing costs were $5,691 and $6,952.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Borrowing interest expense	$27,747	$11,439		$55,067	$20,340
Facility fees	460	524		922	1,031
Amortization of financing costs	634	570		1,261	1,085
Total	$28,841	$12,533		$57,250	$22,456
Weighted average interest rate	7.59%	3.64%	*	7.58%	3.43%
Average outstanding balance	$1,465,840	$1,260,324	*	$1,465,569	$1,196,973

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$147,581	90%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$34	$150
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	385	1,764
Acquia, Inc.	425	796
Admiral Buyer, Inc. (dba Fidelity Payment Services)	8,840	8,840
Apptio, Inc.	538	308
AQ Helios Buyer, Inc. (dba SurePoint)	5,395	8,020
Assembly Intermediate LLC	8,381	6,785
Bigchange Group Limited	3,003	3,121
Broadway Technology, LLC	1,010	1,010
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	374
Businessolver.com, Inc.	4,141	4,141
Capitol Imaging Acquisition Corp.	9,170	1,926
CFS Management, LLC (dba Center for Sight Management)	618	618
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	2,684	3,676
CivicPlus LLC	912	1,112
Clearcourse Partnership Acquireco Finance Limited	3,137	3,730
CloudBees, Inc.	665	665
Coding Solutions Acquisition, Inc.	5,201	5,628
CorePower Yoga LLC	633	422
DECA Dental Holdings LLC	4,759	4,863
Diligent Corporation	1,821	2,452
Eptam Plastics, Ltd.	136	1,228
ESO Solutions, Inc	1,317	3,292
Experity, Inc.	2,332	3,023
Fullsteam Operations LLC	41,398	2,761
Gainsight, Inc.	1,380	4,830
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749

	Unfunded Commitment Balances(1)
	June 30, 2023	December 31, 2022
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$1,613	$1,553
Governmentjobs.com, Inc. (dba NeoGov)	15,914	17,506
GS AcquisitionCo, Inc. (dba Insightsoftware)	609	914
HealthEdge Software, Inc.	11,900	11,900
Helios Buyer, Inc. (dba Heartland)	6,115	6,775
Honor HN Buyer, Inc	13,630	29,948
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	689	1,093
HumanState Limited (dba PayProp)	470	447
iCIMS, Inc.	12,416	13,789
Intelligent Medical Objects, Inc.	3,360	3,821
Kaseya Inc.	1,706	2,020
MerchantWise Solutions, LLC (dba HungerRush)	4,129	4,100
Millstone Medical Outsourcing, LLC	1,732	1,599
MRI Software LLC	2,427	4,381
NFM & J, L.P. (dba the Facilities Group)	4,125	5,455
One GI LLC	38	3,284
PDDS Holdco, Inc. (dba Planet DDS)	12,456	5,595
Pioneer Buyer I, LLC	3,900	3,900
Pluralsight, Inc	2,300	2,300
Premier Care Dental Management, LLC	2,769	3,268
Premier Imaging, LLC (dba Lucid Health)	7,305	7,305
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
Riverpoint Medical, LLC	1,625	1,806
Rodeo Buyer Company (dba Absorb Software)	1,839	2,758
Rubrik, Inc.	1,027	2,118
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	7,140	8,500
SpendMend, LLC	4,037	4,579
StarCompliance Intermediate, LLC	1,633	1,725
Sundance Group Holdings, Inc. (dba NetDocuments)	3,434	4,479
Sunstar Insurance Group, LLC	17,228	21,687
Superman Holdings, LLC (dba Foundation Software)	6,086	5,134
Sweep Purchaser LLC	1,092	3,445
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	3,187	3,365
Total Vision LLC	7,800	9,548
USN Opco LLC (dba Global Nephrology Solutions)	5,287	5,287
Volt Bidco, Inc. (dba Power Factors)	4,068	6,000
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	2,575	3,464
Wellness AcquisitionCo, Inc. (dba SPINS)	6,100	6,100
Whitewater Holding Company LLC	3,050	3,968
WorkForce Software, LLC	980	327
Zarya Intermediate, LLC (dba iOFFICE)	7,186	8,383
CORA Health Holdings Corp	—	7,744
Qualawash Holdings, LLC	—	3,070
Thrasio, LLC	—	13,604
Total 1st Lien/Senior Secured Debt	$317,883	$347,477

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$4,890	$5,973
Total 1st Lien/Last-Out Unitranche	$4,890	$5,973
Total	$322,773	$353,450
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the Total Units issued and proceeds related to capital drawdowns

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2023
May 30, 2023	160,166	$14,758
Total capital drawdowns	160,166	$14,758
For the Six Months Ended June 30, 2022
June 21, 2022	1,069,872	$103,307
Total capital drawdowns	1,069,872	$103,307

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months to June 30, 2023
May 3, 2023	May 8, 2023	May 25, 2023	$3.03
For the Six Months Ended June 30, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
May 3, 2022	July 5, 2022	July 29, 2022	$2.72

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net increase in Members’ Capital from operations	$42,811	$13,327	$50,533	$35,954
Weighted average Units outstanding	13,750,906	10,414,230	13,722,900	10,355,771
Basic and diluted earnings per unit	$3.11	$1.28	$3.68	$3.47

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Unit Data:(1)
NAV, beginning of period	$90.58	$95.68
Net investment income	5.94	5.26
Net realized and unrealized gains (losses)(2)	(2.18)	(1.74)
Income tax provision, realized and unrealized gains	(0.06)	(0.01)
Net increase in Members’ Capital from operations(2)	$3.70	$3.51
Distributions declared from net investment income	(3.03)	(2.90)
Total increase (decrease) in Members’ Capital	$0.67	$0.61
NAV, end of period	$91.25	$96.29
Units outstanding, end of period	13,854,750	11,366,534
Weighted average units outstanding	13,722,900	10,355,771
Total return based on NAV(3)	4.08%	3.67%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,264,301	$1,094,510
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.89%	1.98%
Ratio of interest and other debt expenses to average Members’ Capital	9.53%	5.45%
Ratio of incentive fees to average Members’ Capital	0.71%	0.63%
Ratio of total expenses to average Members’ Capital	12.13%	8.06%
Ratio of net investment income to average Members’ Capital	13.90%	11.58%
Portfolio turnover	2%	3%

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

11. SUBSEQUENT EVENTS

Subsequent events after the date of the Consolidated Statements of Financial Condition have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On August 2, 2023, the Board of Directors approved and authorized an extension of the investment period of the Company for an additional twelve-month period ending on September 26, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2023, we have originated $4.04 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in private middle-market credit obligations and related instruments. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $200 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. While, as a result of fluctuations in the net asset value (“NAV”) of one asset relative to other assets, private middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time, we may not invest, under normal circumstances, more than 20% of our net assets (plus any borrowings for investment purposes) in securities and other instruments that are not private middle-market credit obligations and related instruments. To the extent we determine to invest indirectly in private middle-market credit obligations and related instruments, we may invest through certain synthetic instruments, including derivatives that have similar economic characteristics to private middle-market credit obligations. For purposes of determining compliance with our 80% policy, each applicable derivative instrument will be valued based upon its market value. We will notify our unitholders (the “Unitholders”) at least 60 days prior to any change to the 80% investment policy described above.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments are generally indexed to SOFR. As of June 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to June 30, 2023 or have fallback provisions that will be utilized.

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

• brokers’ commissions;

• fees and expenses associated with calculating our NAV (including expenses of any independent valuation firm);

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), and the revolving credit facility between the Company and MUFG Bank Ltd. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 184% and 185%. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,626.49	$2,579.59	$2,610.79	$2,561.72
First Lien/Last-Out Unitranche	19.53	19.33	18.41	18.24
Second Lien/Senior Secured Debt	15.39	8.48	15.38	9.25
Unsecured Debt	6.57	6.56	5.59	5.55
Preferred Stock	37.90	44.42	39.73	40.99
Common Stock	11.00	13.44	11.00	11.90
Warrants	1.67	0.40	1.67	0.55
Total investments	$2,718.55	$2,672.22	$2,702.57	$2,648.20

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	12.1%	12.8%	11.1%	11.6%
First Lien/Last-Out Unitranche(2)(3)	14.2	14.3	13.2	13.2
Second Lien/Senior Secured Debt(2)	13.9	49.2	13.1	37.7
Unsecured Debt(2)	17.6	17.6	17.1	17.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.9%	12.7%	10.9%	11.5%

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

As of June 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.9% and 12.7%, as compared to 10.9% and 11.5% as of December 31, 2022. The increase in the weighted average yield at amortized cost and fair value was primarily driven by rising interest rates and an increase in market volatility. Within the Second Lien/Senior Secured Debt, the increase in weighted average yield at fair value was primarily driven by the financial underperformance of Zep, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2023	December 31, 2022
Number of portfolio companies	91	92
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	6.0x
Weighted average interest coverage(3)	1.6x	1.7x
Median EBITDA(3)	$48.49 million	$45.10 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 39.1% and 38.2% of total debt investments at fair value.

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

	As of
	June 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$133.69	5.0%	$—	—
Grade 2	2,451.40	91.8	2,587.88	97.7
Grade 3	81.05	3.0	25.77	1.0
Grade 4	6.08	0.2	34.55	1.3
Total Investments	$2,672.22	100.0%	$2,648.20	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $133.69 million being upgraded from a grade 2 investment performance rating due to potential exits. The increase in investments with a grade 3 investment performance rating was primarily driven by investments with aggregate fair value of $55.19 million being downgraded from a grade 2 investment performance rating due to financial underperformance. The decrease in investments with a grade 4 investment performance rating was primarily driven by the restructuring of an investment with a fair value of $34.55 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,712.47	99.8%	$2,660.95	98.5%
Non-accrual	6.08	0.2	41.62	1.5
Total Investments	$2,718.55	100.0%	$2,702.57	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2023	June 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$52.54	$317.61
Unsecured Debt	—	5.58
Common Stock	—	1.45
Total	$52.54	$324.64
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$16.81	$41.13
Total	$16.81	$41.13
Net increase (decrease) in portfolio	$35.73	$283.51
Number of new portfolio companies with new investment commitments	—	7
Total new investment commitment amount in new portfolio companies	$—	$196.16
Average new investment commitment amount in new portfolio companies	$—	$28.02
Number of existing portfolio companies with new investment commitments	3	9
Total new investment commitment amount in existing portfolio companies	$52.54	$128.48
Weighted average remaining term for new investment commitments (in years)(2)	2.2	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	13.8%	8.3%
Weighted average yield on new investment commitments(5)	13.8%	8.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.9%	11.3%
Weighted average yield on investments sold or repaid(7)	10.9%	2.2%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Total investment income	$83.07	$50.89	$161.24	$97.76
Net expenses	(43.32)	(22.32)	(79.67)	(43.31)
Net investment income	39.75	28.57	81.57	54.45
Net realized gain (loss) on investments	(37.36)	(5.33)	(37.35)	(5.33)
Net unrealized appreciation (depreciation) on investments	41.36	(11.01)	8.05	(14.53)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	(0.59)	1.03	(0.98)	1.45
Income tax (provision) benefit, realized and unrealized gain/loss	(0.35)	0.07	(0.76)	(0.09)
Net increase in members’ capital from operations	$42.81	$13.33	$50.53	$35.95

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest income	$73.54	$46.51	$144.01	$89.64
Payment-in-kind income	6.91	3.53	12.52	6.42
Dividend income	1.97	—	3.13	—
Other income	0.65	0.85	1.58	1.70
Total investment income	$83.07	$50.89	$161.24	$97.76

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $46.51 and 89.64 million for the three and six months ended June 30, 2022 to $73.54 million and $144.01 million for the three and six months ended June 30, 2023. The increase was primarily driven by the rising base interest rate of our variable rate instruments, our deployment of capital and increasing invested balance. The amortized cost of the portfolio increased from $2,651.40 million as of June 30, 2022 to $2,718.55 million as of June 30, 2023.
•
PIK income from investments increased from $3.53 million and $6.42 million for the three and six months ended June 30, 2022 to $6.91 million and $12.52 million for the three and six months ended June 30, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Interest and other debt expenses	$29.97	$14.99	$59.04	$27.14
Management fees	4.68	3.95	9.32	7.71
Incentive fees	7.55	2.35	8.92	6.35
Professional fees	0.38	0.32	0.86	0.73
Directors’ fees	0.07	0.07	0.14	0.14
Other general and administrative expenses	0.67	0.64	1.39	1.24
Total expenses	$43.32	$22.32	$79.67	$43.31

In the table above:

•
Interest and other debt expenses increased from $14.99 million and $27.14 million for the three and six months ended June 30, 2022 to $29.97 million and $59.04 million for the three and six months ended June 30, 2023. The increase is driven by rising base interest rates and the increase in debt borrowing.
•
Management Fees increased from $3.95 million and $7.71 million for the three and six months ended June 30, 2022 to $4.68 million and $9.32 million for the three and six months ended June 30, 2023 primarily driven by an increase in members' capital.
•
The accrual for Incentive Fees increased from $2.35 million and $6.35 million for the three and six months ended June 30, 2022 to $7.55 million and $8.92 million for the three and six months ended June 30 2023. This was primarily driven by our inception-to-date results of operations.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
MedeAnalytics, Inc.	$(37.37)	$—	$(37.37)	$—
Convene 237 Park Avenue, LLC (dba Convene)	—	(5.33)	—	(5.33)
Other, net	0.01	—	0.02	—
Net realized gain (loss) on investments	$(37.36)	$(5.33)	$(37.35)	$(5.33)

For the three and six months ended June 30, 2023, net realized losses were primarily driven by the restructuring of our first lien debt investment in MedeAnalytics Inc. which resulted in a realized loss of $37.37 million. For the three and six months ended June 30, 2022, net realized losses were primarily driven by the full exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) in April 2022, which resulted in a realized loss of $5.33 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	($ in millions)
Unrealized appreciation	$46.84	$7.32	$19.40	$10.14
Unrealized depreciation	(5.48)	(18.33)	(11.35)	(24.67)
Net change in unrealized appreciation (depreciation) on investments	$41.36	$(11.01)	$8.05	$(14.53)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	($ in millions)
Portfolio Company:
MedeAnalytics, Inc.	$37.37	$8.89
Other, net(1)	3.32	0.86
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1.42	0.58
CloudBees, Inc.	0.55	1.07
Gainsight, Inc.	0.52	0.45
MRI Software LLC	0.48	0.25
Bigchange Group Limited	0.40	0.65
iCIMS, Inc.	0.11	(0.96)
Broadway Parent, LLC	0.09	1.10
Zep Inc.	—	(0.78)
Experity, Inc.	(0.37)	(0.75)
Whitewater Holding Company LLC	(0.42)	(0.42)
Thrasio, LLC	(0.56)	(0.22)
Zodiac Intermediate, LLC (dba Zipari)	(0.60)	(1.72)
Premier Care Dental Management, LLC	(0.95)	(0.95)
Total	$41.36	$8.05

(1)
Includes gross unrealized appreciation of $5.90 million and $6.41 million, and gross unrealized depreciation of $(2.58) million and $(5.55) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended June 30, 2023 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in MedeAnalytics, Inc.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 184% and 185%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	June 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$147.58	90%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76
For the Six Months Ended June 30, 2022
June 21, 2022	1,069,872	$103.31
Total capital drawdowns	1,069,872	$103.31

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$35.50	$35.50	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,466.19	$—	$1,466.19	$—	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2023, the Company had outstanding borrowings denominated in USD of $1,445.50 million, in Canadian Dollars (CAD) of 0.15 million and in British Pound (GBP) of 16.20 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, and the other lenders from time to time party thereto. We amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 4, 2023.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50.05 million as of June 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is November 3, 2023, which may be extended by us exercising our committed 6-month extension option.

Under the MUFG Revolving Credit Facility, we have the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one-, three- or, if available, six-month tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the MUFG Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the MUFG Revolving Credit Facility is (A) Term SOFR plus a credit spread adjustment for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.75% per annum or (B) an alternative base rate (the greatest of the prime rate set by MUFG Bank, Ltd., the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.75% per annum. We pay a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.75% per annum, after giving effect to the amendment dated February 15, 2022. SPV will also pay a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility). The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2023, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the fifth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$317.88	$347.48
First Lien/Last-Out Unitranche	4.89	5.97
Total	$322.77	$353.45

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

RECENT DEVELOPMENTS

On August 2, 2023, our Board of Directors approved and authorized an extension of our investment period for an additional twelve-month period ending on September 26, 2024.

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

As of June 30, 2023 and December 31, 2022, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$64.90	$(34.21)	$30.69
Up 200 basis points	43.27	(22.80)	20.47
Up 100 basis points	21.63	(11.40)	10.23
Up 75 basis points	16.23	(8.55)	7.68
Up 50 basis points	10.82	(5.70)	5.12
Up 25 basis points	5.41	(2.85)	2.56
Down 25 basis points	(5.41)	2.85	(2.56)
Down 50 basis points	(10.82)	5.70	(5.12)
Down 75 basis points	(16.23)	8.55	(7.68)
Down 100 basis points	(21.63)	11.40	(10.23)
Down 200 basis points	(43.27)	22.80	(20.47)
Down 300 basis points	(64.90)	34.21	(30.69)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government announced measures to assist certain banks and protect depositors, some banks had already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships. We continue to monitor the financial health of these relationships. Any further strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76
For the Six Months Ended June 30, 2022
June 21, 2022	1,069,872	$103.31
Total capital drawdowns	1,069,872	$103.31

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

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

10.1*

Seventh Amendment to Revolving Credit Agreement, dated as of May 4, 2023, by and among Goldman Sachs Private Middle Market Credit II LLC, as borrower, MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as Administrative Agent, and MUFG Union Bank, N.A., as the Letter of Credit Issuer, and the Lenders party thereto.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 8, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 8, 2023	/s/ David Pessah
David Pessah
Chief Financial Officer and Treasurer
(Principal Financial Officer)