Form 10-Q
period 2023-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2023-11-07
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 13,854,750 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this report, in our annual report on Form 10-K for the year ended December 31, 2022 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine, and the escalated conflict in the Middle East;
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
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Adviser”);
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates;
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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2023 (Unaudited)	December 31, 2022

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,639,468 and $2,691,993)	$2,575,649	$2,637,489
Non-controlled affiliated investments (cost of $17,967 and $10,576)	18,571	10,708
Total investments, at fair value (cost of $2,657,435 and $2,702,569)	2,594,220	2,648,197
Investments in affiliated money market fund (cost of $153,923 and $122,499)	153,923	122,499
Cash	10,283	36,657
Interest and dividends receivable	21,474	32,763
Deferred financing costs	9,228	7,215
Other assets	470	2,680
Total assets	$2,789,598	$2,850,011
Liabilities
Debt	$1,465,376	$1,465,196
Interest and other debt expenses payable	30,356	24,117
Management fees payable	4,647	4,598
Incentive fees payable	46,255	33,111
Distribution payable	—	78,068
Directors’ fees payable	70	—
Accrued expenses and other liabilities	3,673	4,411
Total liabilities	$1,550,377	$1,609,501
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,694,584 units issued and outstanding as of September 30, 2023 and December 31, 2022)	1,320,430	1,305,672
Distributable earnings (loss)	(81,209)	(65,162)
Total members’ capital	$1,239,221	$1,240,510
Total liabilities and members’ capital	$2,789,598	$2,850,011
Net asset value per unit	$89.44	$90.58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$74,039	$60,036	$217,479	$149,679
Payment-in-kind income	6,433	4,348	18,953	10,766
Other income	679	931	2,239	2,628
From non-controlled affiliated investments:
Dividend income	2,093	240	5,222	240
Interest income	340	—	906	—
Other income	9	—	30	—
Total investment income	$83,593	$65,555	$244,829	$163,313
Expenses:
Interest and other debt expenses	$33,384	$21,769	$92,423	$48,910
Management fees	4,647	4,353	13,963	12,058
Incentive fees	4,226	2,714	13,144	9,059
Professional fees	548	398	1,406	1,124
Directors’ fees	73	74	221	217
Other general and administrative expenses	749	565	2,139	1,814
Total expenses	$43,627	$29,873	$123,296	$73,182
Net investment income	$39,966	$35,682	$121,533	$90,131

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$69	$(1)	$(37,283)	$(5,326)
Foreign currency transactions	(14)	(112)	(6)	(113)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(17,103)	(21,933)	(9,315)	(36,461)
Non-controlled affiliated investments	211	—	472	—
Foreign currency translations	841	1,606	(141)	3,059
Net realized and unrealized gains (losses)	$(15,996)	$(20,440)	$(46,273)	$(38,841)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(20)	133	(777)	39
Net increase in members’ capital from operations	$23,950	$15,375	$74,483	$51,329
Weighted average units outstanding	13,854,750	12,029,671	13,767,333	10,919,869
Basic and diluted net investment income per unit	$2.88	$2.97	$8.83	$8.25
Basic and diluted earnings (loss) per unit	$1.73	$1.28	$5.41	$4.70

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Members’ capital at beginning of period	$1,264,301	$1,094,510	$1,240,510	$985,148
Increase in members’ capital from operations:
Net investment income	$39,966	$35,682	$121,533	$90,131
Net realized gain (loss)	55	(113)	(37,289)	(5,439)
Net change in unrealized appreciation (depreciation)	(16,051)	(20,327)	(8,984)	(33,402)
(Provision) benefit for unrealized appreciation/depreciation on investments	(20)	133	(777)	39
Net increase in members’ capital from operations	$23,950	$15,375	$74,483	$51,329
Distributions to unitholders from:
Distributable earnings	$(49,030)	$(30,917)	$(90,530)	$(60,816)
Total distributions to unitholders	$(49,030)	$(30,917)	$(90,530)	$(60,816)
Capital transactions:
Issuance of units	$—	$147,581	$14,758	$250,888
Net increase in members’ capital from capital transactions	$—	$147,581	$14,758	$250,888
Total increase in members’ capital	$(25,080)	$132,039	$(1,289)	$241,401
Members’ capital at end of period	$1,239,221	$1,226,549	$1,239,221	$1,226,549
Distributions per unit	$3.54	$2.72	$6.57	$5.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net increase in members’ capital from operations:	$74,483	$51,329
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(129,949)	(579,106)
Payment-in-kind interest capitalized	(17,892)	(10,815)
Investments in affiliated money market fund, net	(31,424)	(66,170)
Proceeds from sales of investments and principal repayments	164,713	142,187
Net realized (gain) loss	37,283	5,326
Net change in unrealized (appreciation) depreciation on investments	8,843	36,461
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(20)	7
Amortization of premium and accretion of discount, net	(9,021)	(9,154)
Amortization of deferred financing costs	2,525	2,488
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	11,289	(3,001)
(Increase) decrease in other assets	2,210	(1,291)
Increase (decrease) in interest and other debt expenses payable	6,238	10,161
Increase (decrease) in management fees payable	49	591
Increase (decrease) in incentive fees payable	13,144	9,059
Increase (decrease) in directors’ fees payable	70	—
Increase (decrease) in accrued expenses and other liabilities	(738)	2,433
Net cash provided by (used for) operating activities	$131,803	$(409,495)
Cash flows from financing activities:
Proceeds from issuance of common units	$14,758	$250,888
Distributions paid	(168,598)	(89,179)
Financing costs paid	(4,537)	(2,838)
Borrowings on debt	76,680	513,036
Repayments of debt	(76,500)	(276,076)
Net cash provided by (used for) financing activities	$(158,197)	$395,831
Net increase (decrease) in cash	$(26,394)	$(13,664)
Effect of foreign exchange rate changes on cash and cash equivalents	20	(7)
Cash, beginning of period	36,657	31,602
Cash, end of period	$10,283	$17,931
Supplemental and non-cash activities
Interest expense paid	$82,140	$34,602
Exchange of investments	$25,934	$80,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 202.09%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.54%	S + 6.00%	11/06/26		$8,480	$8,411	$8,374	(4) (5) (6) (7)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	14.50%	P + 6.00%	11/06/26		846	805	801	(4) (5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	12.20%	CDN P + 4.75%	11/06/26	CAD	418	312	304	(4) (5) (6) (7)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.05%	S + 6.50%	12/16/26		2,033	2,014	1,927	(6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.72%	S + 6.25%	03/10/27		14,555	14,339	14,264	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.72%	S + 6.25%	03/10/27		1,526	1,515	1,495	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.72%	S + 6.25%	03/10/27		1,100	1,084	1,078	(5) (6) (7)
Acquia, Inc.	Software	12.34%	S + 7.00%	10/31/25		24,940	24,694	24,504	(5) (6) (7)
Acquia, Inc.	Software	12.72%	S + 7.00%	10/31/25		1,933	935	917	(5) (6) (7) (8)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.40%	S + 4.00%	10/02/28		15,410	15,410	14,524	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.89%	S + 5.50%	05/08/28		23,948	23,562	23,709	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		2,330	(36)	(23)	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 5.50%	05/08/28		6,510	(50)	(65)	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.64%	S + 7.00%	07/01/26		35,280	34,843	34,222	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.63%	S + 8.00%	07/01/26		5,900	5,900	5,856	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.62%	S + 8.00%	07/01/26		2,127	2,127	2,111	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,160	(46)	(125)	(5) (6) (7) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	11.06%	S + 5.75%	12/03/27		19,601	19,313	18,915	(5) (6) (7)
Aria Systems, Inc.	Diversified Financial Services	13.43%	S + 8.00%	06/30/26		24,562	24,300	23,580	(5) (6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.49%	S + 6.00%	10/19/27		39,908	39,330	39,509	(5) (6) (7)
Assembly Intermediate LLC	Diversified Consumer Services	11.49%	S + 6.00%	10/19/27		9,977	5,475	5,487	(5) (6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.00%	10/19/27		3,991	(55)	(40)	(5) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	10,810	14,303	12,925	(4) (5) (6) (7)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	1,678	2,134	2,006	(4) (5) (6) (7)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(39)	(53)	(4) (5) (6) (7) (8)
Broadway Technology, LLC	Diversified Financial Services	11.89%	S + 6.50%	01/08/26		23,656	23,397	23,656	(5) (6) (7)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,010	(12)	—	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	11.43%	S + 6.00%	01/25/28		48,084	47,445	44,718	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		1,924	(24)	(135)	(5) (7) (8)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		13,456	13,323	13,254	(5) (6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		2,396	2,388	2,360	(5) (6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		623	617	613	(5) (6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		279	276	275	(5) (6) (7)
Bullhorn, Inc.	Professional Services	11.24%	S + 5.75%	09/30/26		222	220	219	(5) (6) (7)
Bullhorn, Inc.	Professional Services		S + 5.75%	09/30/26		693	(6)	(10)	(5) (6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.99%	S + 5.50%	12/01/27		16,570	16,448	16,404	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	10.99%	S + 5.50%	12/01/27		4,525	367	339	(5) (6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.13%	S + 6.50%	10/01/26		39,521	39,082	38,335	(5) (6) (7)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25		9,170	(77)	(275)	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		17,786	17,728	16,808	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		$4,472	$4,456	$4,226	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		1,733	1,729	1,638	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.65%	S + 7.00% (Incl. 0.75% PIK)	07/01/24		913	292	245	(5) (6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.99%	S + 6.50%	12/31/27		27,882	27,464	27,116	(5) (6) (7)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27		2,831	(40)	(78)	(5) (6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.07%	S + 6.75%	05/18/29		42,444	41,553	41,277	(5) (6) (7)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.07%	S + 6.75%	05/18/29		3,676	1,226	1,186	(5) (6) (7) (8)
CivicPlus LLC	Software	12.07%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		5,888	5,798	5,785	(5) (6) (7)
CivicPlus LLC	Software	12.07%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		5,834	5,743	5,732	(5) (6) (7)
CivicPlus LLC	Software	12.07%	S + 6.50% (Incl. 2.50% PIK)	08/24/27		2,743	2,698	2,695	(5) (6) (7)
CivicPlus LLC	Software	11.42%	S + 6.00%	08/24/27		1,112	72	69	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 7.50% (Incl. 0.75% PIK)	08/19/28	GBP	5,692	6,734	6,754	(4) (5) (6) (7)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.43%	SN + 7.50% (Incl. 0.75% PIK)	08/19/28	GBP	4,892	2,773	2,791	(4) (5) (6) (7) (8)
CloudBees, Inc.	Software	12.43%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		26,385	25,294	26,121	(5) (6) (7)
CloudBees, Inc.	Software	12.43%	S + 7.00% (Incl. 2.50% PIK)	11/24/26		11,938	10,761	11,154	(5) (6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.82%	S + 5.75%	05/11/28		13,454	13,230	12,983	(5) (6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.89%	S + 5.75%	05/11/28		4,075	4,036	3,932	(5) (6) (7)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.82%	S + 5.75%	05/11/28		1,938	360	320	(5) (6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.32%	S + 5.75%	06/15/27		20,532	20,339	17,247	(5) (6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	11.32%	S + 5.75%	06/15/27		344	340	289	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services	12.65%	S + 7.00% (Incl. 5.00% PIK)	05/14/25		10,242	10,184	8,603	(5) (6) (7)
CorePower Yoga LLC	Diversified Consumer Services		S + 7.00% (Incl. 5.00% PIK)	05/14/25		633	(3)	(101)	(5) (6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.24%	S + 5.75%	08/28/28		19,265	18,977	18,495	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	11.24%	S + 5.75%	08/28/28		2,028	1,998	1,947	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	11.24%	S + 5.75%	08/26/27		1,552	1,014	973	(5) (6) (7) (8)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25		20,449	20,242	20,398	(5) (6) (7)
Diligent Corporation	Professional Services	11.27%	S + 5.75%	08/04/25		12,675	12,616	12,517	(5) (6) (7)
Diligent Corporation	Professional Services	11.27%	S + 5.75%	08/04/25		8,609	8,570	8,502	(5) (6) (7)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25		1,711	1,694	1,706	(5) (6) (7)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25		3,503	1,412	1,427	(5) (6) (7) (8)
Diligent Corporation	Professional Services	11.77%	S + 6.25%	08/04/25		1,079	1,068	1,076	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		3,484	3,451	3,388	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.00%	S + 5.50%	09/18/25		1,361	1,342	1,324	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		681	674	662	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	11.54%	S + 6.00%	09/18/25		509	502	495	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	10.88%	S + 5.50%	09/18/25		470	466	457	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.56%	S + 6.00%	12/06/25		8,506	8,386	8,315	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25		6,189	6,151	5,988	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25		2,933	2,901	2,837	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25		2,912	2,886	2,817	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25	$2,668	$2,650	$2,581	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.92%	S + 5.50%	12/06/25	1,365	1,356	1,320	(5) (6) (7)
ESO Solutions, Inc	Health Care Technology	12.40%	S + 7.00%	05/03/27	36,294	35,817	35,750	(5) (6) (7)
ESO Solutions, Inc	Health Care Technology	12.33%	S + 7.00%	05/03/27	3,292	1,935	1,926	(5) (6) (7) (8)
Everest Clinical Research Corporation	Professional Services	11.54%	S + 6.00%	11/06/26	5,409	5,320	5,342	(4) (5) (6) (7)
Experity, Inc.	Health Care Technology	11.24%	S + 5.75%	02/24/28	33,748	33,635	32,567	(5) (6) (7)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	3,023	(10)	(106)	(5) (6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	11.65%	S + 6.00% (Incl. 3.00% PIK)	10/04/27	57,325	56,247	55,892	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services	17.65%	S + 12.00% (Incl. 4.50% PIK)	10/04/27	22,172	21,729	21,617	(5) (6) (7)
Fullsteam Operations LLC	Diversified Financial Services	13.15%	S + 7.50% PIK	10/04/27	3,067	1,011	993	(5) (6) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services	13.16%	S + 7.76% PIK	10/04/27	770	332	334	(5) (7) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.50% PIK	05/01/28	1,478	—	—	(5) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 6.00% (Incl. 3.00% PIK)	05/01/30	26,415	—	—	(5) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 12.00% (Incl. 4.50% PIK)	05/01/30	8,313	—	—	(5) (8)
Fullsteam Operations LLC	Diversified Financial Services		S + 7.76% PIK	05/01/30	3,694	—	—	(5) (8)
Gainsight, Inc.	Software	12.27%	L + 6.75% PIK	07/30/27	44,218	43,765	43,333	(5) (6) (7)
Gainsight, Inc.	Software	12.27%	P + 6.75% PIK	07/30/27	4,868	2,329	2,286	(5) (6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.79%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	14,136	13,988	13,571	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.79%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,473	2,453	2,374	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.79%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	924	914	887	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (incl. 3.75% PIK)	06/24/26	1,749	(18)	(70)	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.47%	S + 7.00% (Incl. 1.50% PIK)	01/29/27	26,439	26,039	26,307	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.47%	S + 6.00%	01/29/27	3,425	3,380	3,408	(5) (6)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.96%	S + 6.50%	01/29/27	2,337	1,055	1,063	(5) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.92%	S + 5.50%	12/01/28	37,622	37,548	37,057	(5) (6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.90%	S + 5.50%	12/01/28	13,262	1,564	1,393	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	4,244	(7)	(64)	(5) (7) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	11.29%	S + 5.75%	05/22/26	22,679	22,513	22,339	(5) (6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		S + 5.75%	05/22/26	914	(7)	(14)	(5) (6) (8)
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	32,000	31,601	31,520	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology	12.43%	S + 7.00%	04/09/26	2,964	2,964	2,920	(5) (6) (7)
HealthEdge Software, Inc.	Health Care Technology		S + 7.00%	04/09/26	3,400	(40)	(51)	(5) (6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 7.00%	04/09/26	8,500	(50)	(128)	(5) (6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.32%	S + 6.00%	12/15/26	17,423	17,240	17,205	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.07%	S + 5.75%	12/15/26	14,590	14,496	14,298	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.32%	S + 6.00%	12/15/26	13,369	13,282	13,202	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.32%	S + 6.00%	12/15/26	7,224	7,131	7,133	(5) (6) (7)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,199	(24)	(27)	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27	21,709	21,397	21,275	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27	13,728	13,518	13,453	(5) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity		Par(3)	Cost	Fair Value	Footnotes
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27		$19,515	$7,879	$7,719	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.29%	S + 5.75%	10/15/27		2,542	283	267	(5) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.43%	S + 6.00%	10/23/26		31,926	31,613	30,329	(4) (5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.42%	S + 6.00%	10/23/26		10,237	10,172	9,725	(4) (5) (6) (7)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.43%	S + 6.00%	10/23/26		9,793	9,741	9,303	(4) (5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.17%	S + 6.75%	07/09/25		26,283	26,097	25,757	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.17%	S + 6.75%	07/09/25		5,452	5,396	5,343	(5) (6) (7)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.17%	S + 6.75%	07/09/25		2,186	1,407	1,377	(5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services	11.33%	SN + 6.00%	11/23/28	GBP	1,000	1,190	1,202	(4) (5) (6) (7)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	100	—	(2)	(4) (5) (6) (7) (8)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	270	1	(5)	(4) (5) (6) (7) (8)
iCIMS, Inc.	Professional Services	12.63%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		39,362	38,797	38,083	(5) (6) (7)
iCIMS, Inc.	Professional Services	12.14%	S + 6.75%	08/18/28		3,639	556	489	(5) (6) (7) (8)
iCIMS, Inc.	Professional Services		S + 6.75%	08/18/28		8,999	—	(292)	(5) (6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.36%	S + 6.00%	05/11/29		11,301	11,111	10,962	(5) (6) (7)
Intelligent Medical Objects, Inc.	Health Care Technology	11.38%	S + 6.00%	05/11/29		2,686	694	642	(5) (6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.42%	S + 6.00%	05/11/28		1,396	201	181	(5) (6) (7) (8)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.54%	S + 5.00%	04/02/25		37,599	37,216	37,223	(5) (6) (7)
Kaseya Inc.	IT Services	11.62%	S + 6.25% (Incl. 2.50% PIK)	06/25/29		16,936	16,719	16,682	(5) (6) (7)
Kaseya Inc.	IT Services	11.57%	S + 6.25% (Incl. 2.50% PIK)	06/25/29		1,012	242	239	(5) (6) (7) (8)
Kaseya Inc.	IT Services	11.62%	S + 6.25% (Incl. 2.50% PIK)	06/25/29		1,010	55	47	(5) (6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.43%	S + 6.75%	12/16/27		13,723	13,469	12,591	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.52%	S + 6.75%	12/16/26		1,995	1,963	1,831	(5) (6) (7)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28		9,333	6,075	6,075	(5) (6) (7) (9) (10)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.39%	S + 6.00%	06/01/28		19,630	19,311	18,649	(5) (6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.38%	S + 6.00%	06/01/28		4,943	4,215	4,047	(5) (6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	11.31%	S + 6.00%	06/01/28		2,485	334	248	(5) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.34%	S + 5.75%	12/15/27		9,161	9,025	8,978	(5) (6) (7)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.50%	P + 5.00%	12/15/27		1,998	278	266	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.90%	S + 5.50%	02/10/26		30,475	30,205	29,675	(6)
MRI Software LLC	Real Estate Mgmt. & Development	10.99%	S + 5.50%	02/10/26		16,333	16,259	15,904	(6)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/26		1,143	(5)	(30)	(6) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.22%	S + 5.75%	11/30/27		15,274	15,059	14,816	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.27%	S + 5.75%	11/30/27		15,522	13,871	13,627	(5) (6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27		2,696	52	9	(5) (6) (7) (8)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		20,817	20,608	19,568	(5) (6) (7)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		10,229	10,108	9,615	(5) (6) (7)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		8,655	8,569	8,136	(5) (6) (7)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		5,650	5,537	5,274	(5) (6) (7) (8)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25		3,246	3,215	3,052	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	$22,055	$21,684	$21,724	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.94%	S + 7.50%	07/18/28	7,351	3,827	3,717	(5) (6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.09%	S + 7.50%	07/18/28	2,145	2,127	2,113	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	1,705	(27)	(26)	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 7.50%	07/18/28	2,530	(20)	(38)	(5) (7) (8)
Picture Head Midco LLC	Entertainment	12.88%	S + 7.25% (incl. 0.50% PIK)	12/31/24	19,376	19,171	18,601	(5) (6) (7) (11)
Pioneer Buyer I, LLC	Software	12.39%	S + 7.00% PIK	11/01/28	26,035	25,703	25,514	(5) (6) (7)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27	3,900	(54)	(78)	(5) (6) (7) (8)
Pluralsight, Inc	Professional Services	13.45%	S + 8.00%	04/06/27	68,747	67,845	65,997	(5) (6) (7)
Pluralsight, Inc	Professional Services	13.44%	S + 8.00%	04/06/27	4,600	2,829	2,700	(5) (6) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.82%	S + 5.50%	08/05/28	16,778	16,529	15,813	(5) (6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.82%	S + 5.50%	08/05/28	9,102	8,992	8,579	(5) (6) (7)
Premier Care Dental Management, LLC	Health Care Providers & Services		S + 5.50%	08/05/27	2,769	(36)	(159)	(5) (6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25	16,404	16,317	15,994	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25	10,749	10,679	10,480	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25	4,551	4,522	4,438	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.65%	S + 6.00%	01/02/25	2,914	2,895	2,841	(5) (6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	11.43%	S + 6.00%	07/06/26	39,692	39,165	39,593	(5) (6) (7)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		S + 6.00%	07/06/26	3,418	(40)	(9)	(5) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.93%	S + 6.50%	01/30/26	17,147	16,970	17,018	(4) (5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	11.93%	S + 6.50%	01/30/26	7,015	6,933	6,963	(4) (5) (6) (7)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		S + 6.50%	01/30/26	3,118	(29)	(23)	(4) (5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28	20,387	20,229	20,081	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28	1,812	1,798	1,785	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28	1,749	1,735	1,723	(5) (6)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.52%	S + 5.98%	11/01/28	1,251	1,242	1,233	(5) (6)
Purfoods, LLC	Health Care Providers & Services	11.76%	S + 6.25%	08/12/26	23,862	23,576	23,325	(5) (6) (7)
Purfoods, LLC	Health Care Providers & Services	11.79%	S + 6.25%	08/12/26	16,110	15,917	15,748	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.54%	S + 5.00%	06/21/25	13,410	13,332	13,108	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.54%	S + 5.00%	06/21/25	9,499	9,472	9,285	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.42%	S + 5.00%	06/21/25	1,806	223	185	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.67%	S + 6.25%	05/25/27	19,155	18,902	18,915	(4) (5) (6) (7)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.67%	S + 6.25%	05/25/27	3,065	1,188	1,188	(4) (5) (7) (8)
Rubrik, Inc.	Software	12.53%	S + 7.00%	08/17/28	4,387	4,344	4,343	(5) (6)
Rubrik, Inc.	Software	12.37%	S + 7.00%	08/17/28	613	56	56	(5) (6) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.43%	S + 6.00%	07/06/27	9,776	9,622	9,630	(5) (6) (7) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.65%	S + 6.00%	07/06/27	6,800	1,296	1,258	(5) (7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(26)	(26)	(5) (7) (8) (10)
SpendMend, LLC	Health Care Providers & Services	11.04%	S + 5.50%	03/01/28	12,120	11,956	11,817	(5) (6) (7)
SpendMend, LLC	Health Care Providers & Services	11.03%	S + 5.50%	03/01/28	5,322	2,197	2,115	(5) (6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
SpendMend, LLC	Health Care Providers & Services	11.03%	S + 5.50%	03/01/28	$1,605	$620	$602	(5) (6) (7) (8)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.24%	S + 6.75%	01/12/27	14,400	14,226	14,184	(5) (6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.24%	S + 6.75%	01/12/27	2,319	2,288	2,285	(5) (6) (7)
StarCompliance Intermediate, LLC	Diversified Financial Services	12.20%	S + 6.75%	01/12/27	2,300	1,331	1,323	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.72%	S + 6.25%	07/02/27	37,327	36,933	36,580	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.73%	S + 6.25%	07/02/27	11,198	11,047	10,974	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.77%	S + 6.25%	07/02/27	3,239	3,157	3,175	(6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.71%	S + 6.25%	07/02/27	4,479	2,345	2,299	(5) (6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	11,920	11,776	11,742	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	7,547	7,459	7,434	(5) (6) (7)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	18,117	5,430	5,424	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	13.50%	P + 5.00%	10/09/26	3,503	658	648	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.54%	S + 6.00%	10/09/26	336	334	331	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.52%	S + 6.13%	08/31/27	39,871	39,238	39,073	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.52%	S + 6.13%	08/31/27	4,027	3,934	3,947	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/27	952	(11)	(19)	(5) (6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26	5,134	(63)	(103)	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.24%	S + 5.75%	11/30/26	25,806	25,508	24,516	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.22%	S + 5.75%	11/30/26	8,193	8,096	7,783	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.22%	S + 5.75%	11/30/26	6,569	6,490	6,241	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26	4,201	4,071	3,907	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.22%	S + 5.75%	11/30/26	3,276	3,231	3,113	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.52%	S + 6.00%	08/15/25	16,432	16,288	16,145	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.01%	S + 6.00%	08/15/25	8,884	8,790	8,728	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.19%	S + 6.00%	08/15/25	7,111	7,030	6,987	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.02%	S + 6.00%	08/15/25	3,873	3,837	3,806	(5) (6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.50%	S + 6.00%	08/15/25	3,938	3,270	3,246	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services		S + 6.00%	08/15/25	2,361	(20)	(41)	(5) (6) (7) (8)
Thrasio, LLC	Internet & Direct Marketing Retail		S + 7.00%	12/18/26	35,972	35,555	21,224	(5) (6) (7) (9)
Total Vision LLC	Health Care Providers & Services	11.61%	S + 6.00%	07/15/26	15,405	15,192	15,135	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26	9,482	8,768	8,746	(5) (6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26	4,518	4,464	4,439	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	11.58%	S + 6.00%	07/15/26	2,258	2,231	2,219	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(13)	(20)	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26	19,884	19,651	19,287	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26	8,591	8,330	8,153	(5) (6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26	6,910	6,853	6,703	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.29%	S + 5.75%	12/21/26	2,812	1,886	1,834	(5) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.68%	L + 6.25%	07/02/25	18,660	18,546	18,473	(5) (6)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.39%	S + 7.00%	08/11/27	31,886	31,425	31,328	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Interest Rate (2)	Reference Rate and Spread (2)	Maturity	Par(3)	Cost	Fair Value	Footnotes
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	12.40%	S + 7.00%	08/11/27	$6,093	$6,093	$5,987	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 7.00%	08/11/27	3,343	(46)	(59)	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.13%	S + 5.50%	06/29/27	29,406	29,111	28,524	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	858	(8)	(26)	(5) (6) (7) (8)
WebPT, Inc.	Health Care Technology	12.27%	S + 6.75%	01/18/28	12,701	12,410	12,383	(5) (6) (7)
WebPT, Inc.	Health Care Technology	12.23%	S + 6.75%	01/18/28	12,434	12,291	12,123	(5) (6) (7)
WebPT, Inc.	Health Care Technology	12.25%	S + 6.75%	01/18/28	2,146	1,665	1,635	(5) (6) (7) (8)
WebPT, Inc.	Health Care Technology	12.30%	S + 6.75%	01/18/28	2,146	346	314	(5) (6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	11.02%	S + 5.50%	01/20/27	20,048	19,803	19,747	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(27)	(36)	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	3,700	(25)	(56)	(5) (6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.29%	S + 5.75%	12/21/27	15,510	15,280	15,044	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.31%	S + 5.75%	12/21/27	5,206	5,125	5,050	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.29%	S + 5.75%	12/21/27	5,173	5,096	5,018	(5) (6) (7)
Whitewater Holding Company LLC	Diversified Consumer Services	11.54%	S + 6.00%	12/21/27	2,894	2,047	2,024	(5) (6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.22%	S + 5.75%	12/21/27	2,100	180	147	(5) (6) (7) (8)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	11,919	11,826	11,681	(5) (6) (7)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (incl. 3.00% PIK)	07/31/25	9,169	9,087	8,986	(5) (6) (7)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,873	2,844	2,816	(5) (6) (7)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,108	2,092	2,066	(5) (6) (7)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	980	(7)	(20)	(5) (6) (7) (8)
WSO2, Inc.	IT Services	12.46%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	29,821	29,454	29,225	(5) (6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.92%	S + 6.50%	07/01/27	80,545	80,545	79,740	(5) (6) (7)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.91%	S + 6.50%	07/01/27	8,383	3,593	3,509	(5) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	46,540	45,659	28,296	(5) (6) (7) (9)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,000	6,843	4,256	(5) (7) (9)
Total 1st Lien/Senior Secured Debt						2,580,211	2,504,305
1st Lien/Last-Out Unitranche (12) - 1.60%
EDB Parent, LLC (dba Enterprise DB)	Software	12.14%	S + 6.75%	07/07/28	$17,879	$17,480	$17,432	(5) (6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	12.14%	S + 6.75%	07/07/28	6,958	2,606	2,432	(5) (6) (7) (8)
Total 1st Lien/Last-Out Unitranche						20,086	19,864
Unsecured Debt 0.53%
CivicPlus LLC	Software	17.09%	S + 11.75% PIK	06/09/34	$6,734	$6,571	$6,566	(5) (6) (7)
Total Unsecured Debt						6,571	6,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2023 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry	Initial Acquisition Date(13)	Shares(3)	Cost	Fair Value	Footnotes
Preferred Stock - 3.82%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$7,400	(5) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	13,973	(5) (7) (14)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,566	(5) (7) (14)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,200	(5) (7) (14)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	11,253	(5) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(5) (7) (10) (14) (15)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	7,970	(5) (7) (14)
Total Preferred Stock				37,905	47,362
Common Stock - 1.28%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,390	(5) (7) (14)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	3,617	(5) (7) (14)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	652	(5) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(7) (10) (14)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,634	(5) (7) (10) (14)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	2,164	(5) (7) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,367	(5) (7) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,004	(5) (7) (14)
Total Common Stock				10,996	15,828
Warrants - 0.02%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$295	(5) (7) (14)
Total Warrants				1,666	295
Total Investments - 209.34%				$2,657,435	$2,594,220
Investments in Affiliated Money Market Fund - 12.42%
Goldman Sachs Financial Square Government Fund - Institutional Shares			153,923,175	$153,923	$153,923	(6) (16) (17)
Total Investments in Affiliated Money Market Fund				153,923	153,923
Total Investments and Investments in Affiliated Money Market Fund - 221.76%				$2,811,358	$2,748,143

(1)
Percentages are based on net assets.
(2)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L"), SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN") or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, rates for the 3 month and 1 month L were 5.66% and 5.43%, respectively. As of September 30, 2023, 1 month S was 5.32%, 3 month S was 5.40%, 6 month S was 5.47%, SN was 5.19%, P was 8.50%, and Canadian Prime rate ("CDN P") was 7.20%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian Dollar (“CAD”).
(4)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, the aggregate fair value of these non-qualifying securities is $133,857 or 4.80% of the Company’s total assets.
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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(11)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".
(12)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(13)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $63,485 or 5.12% of the Company's net assets. The initial acquisition dates have been included for such securities.
(14)
Non-income producing security.
(15)
Amount rounds to less than $1.
(16)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(17)
The annualized seven-day yield as of September 30, 2023 is 5.24%.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par(++)	Cost	Fair Value	Footnotes
1st Lien/Senior Secured Debt - 206.50%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	10.73%	S + 6.00%	11/06/26		$8,546	$8,460	$8,439	(1) (2) (3) (4)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.46%	P + 6.00%	11/06/26		846	688	685	(1) (2) (3) (4) (5)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.45%	CDN P + 4.75%	11/06/26	CAD	418	312	305	(1) (2) (3) (4)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.24%	L + 6.50%	12/16/24		2,059	2,038	1,992	(3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		14,667	14,405	14,373	(2) (3) (4)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.99%	L + 6.25%	03/10/27		2,751	1,513	1,482	(2) (3) (4) (5)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.64%	L + 6.25%	03/10/27		1,100	532	528	(2) (3) (4) (5)
Acquia, Inc.	Software	10.74%	L + 7.00%	10/31/25		24,940	24,615	24,379	(2) (3) (4)
Acquia, Inc.	Software	12.16%	L + 7.00%	10/31/25		1,933	1,115	1,093	(2) (3) (4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services	10.08%	S + 5.50%	05/08/28		24,130	23,689	23,647	(2) (3) (4)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		2,330	(42)	(47)	(2) (3) (4) (5)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Diversified Financial Services		S + 6.00%	05/08/28		6,510	(58)	(130)	(2) (3) (4) (5)
Apptio, Inc.	IT Services	9.94%	L + 6.00%	01/10/25		26,813	26,357	26,545	(3) (4)
Apptio, Inc.	IT Services	9.93%	L + 6.00%	01/10/25		769	447	454	(3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.03%	S + 7.00%	07/01/26		35,280	34,740	34,222	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.01%	S + 8.00%	07/01/26		2,127	2,127	2,121	(2) (3) (4)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.35%	S + 8.00%	07/01/26		5,900	2,040	2,025	(2) (3) (4) (5)
AQ Helios Buyer, Inc. (dba SurePoint)	Software		S + 7.00%	07/01/26		4,160	(59)	(125)	(2) (3) (4) (5)
Argos Health Holdings, Inc	Health Care Providers & Services	9.72%	L + 5.50%	12/03/27		19,750	19,416	19,158	(2) (3) (4)
Aria Systems, Inc.	Diversified Financial Services	11.44%	S + 7.00%	06/30/26		24,702	24,376	23,899	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	11.23%	L + 6.50%	10/19/27		39,908	39,242	39,310	(2) (3) (4)
Assembly Intermediate LLC	Diversified Consumer Services	10.77%	L + 6.50%	10/19/27		9,977	5,456	5,437	(2) (3) (4) (5)
Assembly Intermediate LLC	Diversified Consumer Services	11.05%	L + 6.50%	10/19/27		3,991	1,532	1,536	(2) (3) (4) (5)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	10,810	14,265	12,775	(1) (2) (3) (4)
Bigchange Group Limited	Software	9.43%	SN + 6.00%	12/23/26	GBP	790	450	424	(1) (2) (3) (4) (5)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(49)	(59)	(1) (2) (3) (4) (5)
Broadway Technology, LLC	Diversified Financial Services	11.34%	S + 6.50%	01/08/26		23,777	23,440	23,539	(2) (3) (4)
Broadway Technology, LLC	Diversified Financial Services		S + 6.50%	01/08/26		1,010	(16)	(10)	(2) (3) (4) (5)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services	10.44%	S + 6.00%	01/25/28		48,084	47,351	46,161	(2) (3) (4)
BSI3 Menu Buyer, Inc (dba Kydia)	Diversified Financial Services		S + 6.00%	01/25/28		1,924	(29)	(77)	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		13,561	13,398	13,358	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		2,415	2,405	2,378	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		628	620	618	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		693	311	309	(2) (3) (4) (5)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		281	278	277	(2) (3) (4)
Bullhorn, Inc.	Professional Services	10.48%	L + 5.75%	09/30/26		224	221	221	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	9.67%	L + 5.50%	12/01/27		16,696	16,554	16,529	(2) (3) (4)
Businessolver.com, Inc.	Health Care Technology	9.88%	L + 5.50%	12/01/27		4,528	367	342	(2) (3) (4) (5)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.38%	S + 6.50%	10/01/26		39,824	39,287	38,630	(2) (3) (4)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	13.00%	P + 5.50%	10/01/25		9,170	7,140	6,969	(2) (4) (5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par(++)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75% PIK)	07/01/24		$18,099	$17,983	$16,741	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75% PIK)	07/01/24		4,540	4,509	4,200	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00% (incl. 0.75% PIK)	07/01/24		1,764	1,755	1,631	(2) (3) (4)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.84%	S + 7.00%	07/01/24		919	293	232	(2) (3) (4) (5)
Checkmate Finance Merger Sub, LLC	Entertainment	11.23%	L + 6.50%	12/31/27		28,095	27,611	27,252	(2) (3) (4)
Checkmate Finance Merger Sub, LLC	Entertainment		L + 6.50%	12/31/27		2,831	(47)	(85)	(2) (3) (4) (5)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.83%	S + 6.25%	05/18/29		42,768	41,784	41,485	(2) (3) (4)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29		3,676	(69)	(110)	(2) (3) (4) (5)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		5,777	5,673	5,633	(2) (3) (4)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		5,724	5,619	5,581	(2) (3) (4)
CivicPlus LLC	Software	11.48%	L + 6.75% (incl. 2.50% PIK)	08/24/27		2,691	2,640	2,624	(2) (3) (4)
CivicPlus LLC	Software		L + 6.75% (incl. 2.50% PIK)	08/24/27		1,112	(20)	(28)	(2) (3) (4) (5)
Clearcourse Partnership Acquireco Finance Limited	IT Services	10.69%	SN + 7.25% (Incl. 0.75% PIK)	07/25/28	GBP	5,379	6,324	6,340	(1) (2) (3) (4)
Clearcourse Partnership Acquireco Finance Limited	IT Services	9.55%	SN + 7.25% PIK	07/25/28	GBP	4,771	1,864	1,894	(1) (2) (3) (4) (5)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		25,890	24,568	25,437	(2) (3) (4)
CloudBees, Inc.	Software	11.39%	L + 7.00% (incl. 2.50% PIK)	11/24/26		11,727	10,443	10,857	(2) (3) (4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		13,556	13,305	13,217	(2) (3) (4)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	9.82%	S + 5.50%	05/11/28		1,938	354	339	(2) (3) (4) (5)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services		S + 5.50%	05/11/28		4,077	(37)	(102)	(2) (3) (4) (5)
CORA Health Holdings Corp	Health Care Providers & Services	10.48%	L + 5.75%	06/15/27		20,404	20,172	18,160	(2) (3) (4)
CORA Health Holdings Corp	Health Care Providers & Services	10.31%	L + 5.75%	06/15/27		8,090	298	(544)	(2) (3) (4) (5)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	L + 7.00% (incl. 5.00% PIK)	05/14/25		9,860	9,790	8,061	(2) (3) (4)
CorePower Yoga LLC	Diversified Consumer Services	11.72%	L + 7.00% (incl. 5.00% PIK)	05/14/25		633	207	96	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		19,413	19,086	18,442	(2) (3) (4)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/28/28		6,699	1,971	1,708	(2) (3) (4) (5)
DECA Dental Holdings LLC	Health Care Providers & Services	10.48%	L + 5.75%	08/26/27		1,552	1,321	1,267	(2) (3) (4) (5)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		20,608	20,320	20,556	(2) (3) (4)
Diligent Corporation	Professional Services	10.13%	L + 5.75%	08/04/25		12,773	12,691	12,613	(2) (3) (4)
Diligent Corporation	Professional Services	10.13%	L + 5.75%	08/04/25		8,675	8,621	8,567	(2) (3) (4)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		1,724	1,700	1,719	(2) (3) (4)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		1,087	1,072	1,084	(2) (3) (4)
Diligent Corporation	Professional Services	10.63%	L + 6.25%	08/04/25		3,503	1,017	1,042	(2) (3) (4) (5)
Elemica Parent, Inc.	Chemicals	10.74%	L + 6.00%	09/18/25		3,511	3,467	3,371	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.58%	S + 6.00%	09/18/25		1,372	1,346	1,317	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		686	677	659	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.68%	S + 6.00%	09/18/25		513	503	492	(2) (3) (4)
Elemica Parent, Inc.	Chemicals	10.51%	S + 6.00%	09/18/25		470	464	451	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.75%	S + 5.75%	12/06/25		8,571	8,413	8,399	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25		6,237	6,187	6,035	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.50%	12/06/25		2,955	2,914	2,859	(2) (3) (4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par(++)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25	$2,934	$2,899	$2,839	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25	2,688	2,665	2,601	(2) (3) (4)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.67%	S + 5.25%	12/06/25	1,365	126	92	(2) (3) (4) (5)
ESO Solutions, Inc	Health Care Technology	11.59%	S + 7.00%	05/03/27	36,294	35,733	35,750	(2) (3) (4)
ESO Solutions, Inc	Health Care Technology		S + 7.00%	05/03/27	3,292	(48)	(49)	(2) (3) (4) (5)
Everest Clinical Research Corporation	Professional Services	10.65%	S + 6.00%	11/06/26	5,450	5,342	5,382	(1) (2) (3) (4)
Experity, Inc.	Health Care Technology	10.48%	L + 5.75%	02/24/28	34,005	33,873	33,495	(2) (3) (4)
Experity, Inc.	Health Care Technology		L + 5.75%	02/24/28	3,023	(12)	(45)	(2) (3) (4) (5)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	53,981	52,748	52,632	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	20,906	20,398	20,383	(2) (3) (4)
Fullsteam Operations LLC	Diversified Financial Services	12.23%	L + 7.50% (Incl. 5.25% PIK)	10/04/27	3,067	1,001	993	(2) (3) (4) (5)
Fullsteam Operations LLC	Diversified Financial Services		L + 7.50% (Incl. 5.25% PIK)	10/04/27	764	(16)	(19)	(2) (4) (5)
Gainsight, Inc.	Software	11.16%	L + 6.75% PIK	07/30/27	40,594	40,066	39,072	(2) (3) (4)
Gainsight, Inc.	Software		L + 6.75%	07/30/27	4,830	(65)	(181)	(2) (3) (4) (5)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	13,845	13,682	13,014	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,422	2,394	2,277	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	12.98%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	905	891	850	(2) (3) (4)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26	1,749	(20)	(105)	(2) (4) (5)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.64%	L + 5.50%	01/29/27	26,375	25,892	25,715	(2) (3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.14%	L + 6.00%	01/29/27	3,444	3,390	3,358	(2) (3)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.69%	L + 6.50%	01/29/27	2,337	760	726	(2) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.88%	L + 5.50%	12/01/28	37,908	37,825	37,245	(2) (3) (4)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/02/27	4,244	(9)	(74)	(2) (3) (4) (5)
Governmentjobs.com, Inc. (dba NeoGov)	Software		L + 5.50%	12/01/28	13,262	(14)	(232)	(2) (3) (4) (5)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services	9.92%	L + 5.75%	05/22/26	22,855	22,648	22,055	(2) (3)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Diversified Financial Services		L + 5.75%	05/22/26	914	(9)	(32)	(2) (3) (5)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26	32,000	31,496	31,280	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology	11.74%	L + 7.00%	04/09/26	2,964	2,964	2,897	(2) (3) (4)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	3,400	(52)	(77)	(2) (3) (4) (5)
HealthEdge Software, Inc.	Health Care Technology		L + 7.00%	04/09/26	8,500	(65)	(191)	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26	17,557	17,336	17,206	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.10%	L + 5.75%	12/15/26	18,616	13,934	13,668	(2) (3) (4) (5)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26	13,471	13,365	13,202	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.38%	L + 6.00%	12/15/26	7,279	7,167	7,134	(2) (3) (4)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		L + 6.00%	12/15/26	2,199	(30)	(44)	(2) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27	21,875	21,511	21,383	(2) (3) (4)
Honor HN Buyer, Inc	Health Care Providers & Services	10.48%	S + 5.75%	10/15/27	13,816	5,801	5,654	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	2,542	(41)	(57)	(2) (3) (4) (5)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	19,555	(183)	(440)	(2) (4) (5)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.57%	L + 6.00%	10/23/26	32,007	31,627	30,407	(1) (2) (3) (4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity		Par(++)	Cost	Fair Value	Footnotes
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.69%	L + 6.00%	10/23/26		$10,263	$10,184	$9,750	(1) (2) (3) (4)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.73%	L + 6.00%	10/23/26		9,818	9,755	9,327	(1) (2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		26,485	26,225	25,690	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		5,493	5,416	5,329	(2) (3) (4)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.14%	L + 6.75%	07/09/25		2,186	1,074	1,027	(2) (3) (4) (5)
HumanState Limited (dba PayProp)	Diversified Consumer Services	9.43%	SN + 6.00%	11/23/28	GBP	1,000	1,189	1,191	(1) (2) (3)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	100	(4)	(2)	(1) (2) (3) (5)
HumanState Limited (dba PayProp)	Diversified Consumer Services		SN + 6.00%	11/23/28	GBP	270	(2)	(2)	(1) (2) (3) (5)
iCIMS, Inc.	Professional Services	11.52%	S + 7.25% (Incl. 3.88% PIK)	08/18/28		38,211	37,574	37,543	(2) (3) (4)
iCIMS, Inc.	Professional Services		S + 7.25% (Incl. 3.88% PIK)	08/18/28		3,639	(60)	(64)	(2) (3) (4) (5)
iCIMS, Inc.	Professional Services		S + 7.25%	08/18/28		10,150	—	(178)	(2) (3) (4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology	10.62%	S + 6.00%	05/11/29		11,386	11,175	11,159	(2) (3) (4)
Intelligent Medical Objects, Inc.	Health Care Technology	10.61%	S + 6.00%	05/11/28		1,396	240	237	(2) (3) (4) (5)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 6.00%	05/11/29		2,690	(25)	(54)	(2) (3) (4) (5)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.23%	L + 5.50%	04/02/25		38,291	37,723	37,812	(2) (3) (4)
Kaseya Inc.	IT Services	10.33%	S + 5.75%	06/25/29		16,900	16,661	16,646	(2) (3) (4)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29		1,010	(7)	(15)	(2) (3) (4) (5)
Kaseya Inc.	IT Services		S + 5.75%	06/25/29		1,010	(14)	(15)	(2) (3) (4) (5)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.48%	L + 6.75%	12/16/27		13,828	13,533	13,448	(2) (3) (4)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.18%	L + 6.75%	12/16/26		1,995	1,956	1,941	(2) (3) (4)
MedeAnalytics, Inc.	Health Care Technology		S + 8.00% (incl. 1.50% PIK)	10/09/26		43,737	41,615	34,552	(2) (3) (4) (6)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	9.31%	S + 6.00%	06/01/28		19,779	19,415	19,186	(2) (3) (4)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services	10.63%	S + 6.00%	06/01/28		4,968	3,234	3,204	(2) (3) (4) (5)
MerchantWise Solutions, LLC (dba HungerRush)	Diversified Financial Services		S + 6.00%	06/01/28		2,485	(45)	(75)	(2) (3) (4) (5)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.87%	S + 6.00%	12/15/27		9,231	9,074	9,047	(2) (3) (4)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	12.5%	P + 5.00%	12/15/27		1,998	366	360	(2) (3) (4) (5)
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26		27,464	27,138	26,331	(3)
MRI Software LLC	Real Estate Mgmt. & Development	10.23%	L + 5.50%	02/10/26		16,460	16,364	15,781	(3)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26		1,143	(6)	(47)	(3) (5)
MRI Software LLC	Real Estate Mgmt. & Development		L + 5.50%	02/10/26		3,238	(13)	(134)	(2) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.13%	L + 5.75%	11/30/27		15,391	15,137	14,929	(2) (3) (4)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.27%	L + 5.75%	11/30/27		15,625	12,621	12,397	(2) (3) (4) (5)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		L + 5.75%	11/30/27		2,696	(45)	(81)	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25		20,978	20,704	19,929	(2) (3) (4)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25		10,307	10,148	9,791	(2) (3) (4)
One GI LLC	Health Care Providers & Services	11.13%	L + 6.75%	12/22/25		8,722	8,610	8,286	(2) (3) (4)
One GI LLC	Health Care Providers & Services	11.07%	L + 6.75%	12/22/25		5,679	5,543	5,357	(2) (3) (4) (5)
One GI LLC	Health Care Providers & Services		L + 6.75%	12/22/25		3,246	(42)	(162)	(2) (3) (4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28		22,055	21,639	21,614	(2) (3) (4)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.54%	S + 7.50%	07/18/28		2,145	2,125	2,102	(2) (3) (4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par(++)	Cost	Fair Value	Footnotes
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.53%	S + 7.50%	07/18/28	$2,530	$1,170	$1,119	(2) (3) (4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	1,705	(32)	(34)	(2) (3) (4) (5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.75%	07/18/28	2,530	(23)	(51)	(2) (3) (4) (5)
Picture Head Midco LLC	Entertainment	11.11%	S + 6.75%	08/31/23	19,521	19,416	19,130	(2) (3) (4)
Pioneer Buyer I, LLC	Software	11.72%	L + 7.00% PIK	11/01/28	23,810	23,438	23,334	(2) (3) (4)
Pioneer Buyer I, LLC	Software		L + 7.00%	11/01/27	3,900	(63)	(78)	(2) (3) (4) (5)
Pluralsight, Inc	Professional Services	11.83%	L + 8.00%	04/06/27	68,747	67,688	67,200	(2) (3) (4)
Pluralsight, Inc	Professional Services	12.36%	L + 8.00%	04/06/27	4,600	2,234	2,196	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	16,906	16,623	16,399	(2) (3) (4)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.88%	L + 5.50%	08/05/28	9,172	7,647	7,475	(2) (3) (4) (5)
Premier Care Dental Management, LLC	Health Care Providers & Services	9.73%	L + 5.50%	08/05/27	2,769	880	840	(2) (3) (4) (5)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	16,404	16,269	15,994	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	10,831	10,720	10,560	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	4,580	4,533	4,466	(2) (3) (4)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.13%	L + 5.75%	01/02/25	10,242	2,832	2,680	(2) (3) (4) (5)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense	10.64%	L + 6.25%	07/06/26	40,093	39,438	39,291	(2) (3) (4)
Project Eagle Holdings, LLC (dba Exostar)	Aerospace & Defense		L + 6.50%	07/06/26	3,418	(51)	(68)	(2) (3) (4) (5)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	10.67%	L + 6.50%	01/30/26	17,147	16,920	16,932	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services	10.67%	L + 6.50%	01/30/26	7,015	6,910	6,928	(1) (2) (3) (4)
Prophix Software Inc. (dba Pound Bidco)	Diversified Financial Services		L + 6.50%	01/30/26	3,118	(39)	(39)	(1) (2) (4) (5)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	20,543	20,364	19,824	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,826	1,810	1,762	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,762	1,747	1,701	(2) (3)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	10.23%	L + 5.50%	11/01/28	1,261	1,250	1,217	(2) (3)
Purfoods, LLC	Health Care Providers & Services	10.90%	L + 6.25%	08/12/26	24,047	23,692	23,505	(2) (3) (4)
Purfoods, LLC	Health Care Providers & Services	10.88%	L + 6.25%	08/12/26	16,233	15,994	15,868	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.44%	L + 5.50%	08/31/26	10,345	10,211	10,138	(2) (3) (4)
Qualawash Holdings, LLC	Commercial Services & Supplies	9.89%	L + 5.50%	08/31/26	2,607	2,123	2,098	(2) (3) (4) (5)
Qualawash Holdings, LLC	Commercial Services & Supplies		L + 5.50%	08/31/26	2,613	(33)	(52)	(2) (3) (4) (5)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	13,477	13,367	13,174	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.73%	S + 5.00%	06/21/25	9,548	9,510	9,333	(2) (3) (4)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 5.00%	06/21/25	1,806	(4)	(41)	(2) (3) (4) (5)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.63%	L + 6.25%	05/25/27	19,155	18,858	18,819	(1) (2) (3) (4)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.49%	L + 6.25%	05/25/27	3,065	261	253	(1) (2) (4) (5)
Rubrik,Inc.	Software	10.75%	S + 6.50%	06/10/27	32,242	31,657	31,597	(2) (3) (4)
Rubrik,Inc.	Software	11.45%	S + 7.00%	06/10/27	3,685	1,567	1,493	(2) (3) (4) (5)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	9,851	9,669	9,653	^ (2) (3) (4)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(31)	(34)	^ (2) (3) (4) (5)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	6,800	(62)	(136)	^ (2) (3) (4) (5)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	12,212	12,023	11,907	(2) (3) (4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par(++)	Cost	Fair Value	Footnotes
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	$5,339	$2,093	$2,018	(2) (3) (4) (5)
SpendMend, LLC	Health Care Providers & Services	10.17%	S + 5.75%	03/01/28	1,605	189	174	(2) (3) (4) (5)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.48%	L + 6.75%	01/12/27	14,400	14,192	14,184	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.48%	L + 6.75%	01/12/27	2,319	2,282	2,285	(2) (3) (4)
StarCompliance Intermediate, LLC	Diversified Financial Services	11.14%	L + 6.75%	01/12/27	2,300	544	540	(2) (4) (5)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	37,327	36,867	36,394	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.75%	S + 6.25%	07/02/27	11,198	11,023	10,918	(2) (3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	10.93%	S + 6.25%	07/02/27	3,239	3,144	3,158	(3) (4)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 6.25%	07/02/27	4,479	(53)	(112)	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	12,009	11,833	11,769	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	7,603	7,495	7,451	(2) (3) (4)
Sunstar Insurance Group, LLC	Insurance	10.73%	S + 6.00%	10/09/26	338	288	284	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	3,503	(53)	(70)	(2) (3) (4) (5)
Sunstar Insurance Group, LLC	Insurance		S + 6.00%	10/09/26	18,136	(328)	(363)	(2) (3) (4) (5)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	10.85%	L + 6.13%	08/31/27	40,174	39,442	39,370	(2) (3) (4)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		L + 8.00%	08/31/26	5,134	(79)	(103)	(2) (4) (5)
Sweep Purchaser LLC	Commercial Services & Supplies	10.48%	L + 5.75%	11/30/26	26,005	25,642	25,550	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	10.35%	L + 5.75%	11/30/26	8,256	8,139	8,111	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	10.20%	L + 5.75%	11/30/26	6,620	6,523	6,504	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	10.35%	L + 5.75%	11/30/26	3,301	3,247	3,244	(2) (3) (4)
Sweep Purchaser LLC	Commercial Services & Supplies	10.14%	L + 5.75%	11/30/26	4,201	700	683	(2) (4) (5)
Syntellis Performance Solutions, LLC (dba Axiom)	Health Care Technology	10.82%	S + 6.50%	08/02/27	37,377	36,565	36,630	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.24%	S + 6.00%	08/15/25	16,561	16,363	16,271	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.41%	S + 6.00%	08/15/25	8,951	8,823	8,794	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	9.91%	S + 5.50%	08/15/25	7,164	7,052	7,039	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.24%	S + 6.00%	08/15/25	3,903	3,853	3,835	(2) (3) (4)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.05%	S + 5.50%	08/15/25	2,361	1,862	1,847	(2) (3) (4) (5)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.20%	S + 5.50%	08/15/25	3,947	1,018	985	(2) (3) (4) (5)
Thrasio, LLC	Internet & Direct Marketing Retail	11.17%	L + 7.00%	12/18/26	36,249	35,781	33,712	(2) (3) (4)
Thrasio, LLC	Internet & Direct Marketing Retail		L + 7.00%	12/18/26	13,604	(52)	(952)	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services	10.32%	S + 6.00%	07/15/26	15,522	15,256	15,212	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	10.60%	S + 6.00%	07/15/26	4,552	4,485	4,461	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	10.22%	S + 6.00%	07/15/26	2,275	2,242	2,230	(2) (3) (4)
Total Vision LLC	Health Care Providers & Services	10.42%	S + 6.00%	07/15/26	9,494	1,009	907	(2) (3) (4) (5)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(16)	(23)	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26	20,037	19,754	19,436	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26	6,963	6,893	6,754	(2) (3) (4)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.45%	S + 5.75%	12/21/26	8,622	4,280	4,084	(2) (3) (4) (5)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.48%	S + 5.75%	12/21/26	2,812	1,767	1,721	(2) (4) (5)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	10.63%	L + 6.25%	07/02/25	18,805	18,646	18,100	(2) (3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par(++)	Cost	Fair Value	Footnotes
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.08%	S + 6.50%	08/11/27	$31,617	$31,082	$31,064	(2) (3) (4)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.07%	S + 6.50% PIK	08/11/27	5,716	3,059	2,959	(2) (3) (4) (5)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(55)	(59)	(2) (3) (4) (5)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.65%	L + 5.50%	06/29/27	29,631	29,283	28,668	(2) (3) (4)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27	858	(10)	(28)	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology	11.48%	L + 6.75%	01/18/28	12,701	12,369	12,320	(2) (3) (4)
WebPT, Inc.	Health Care Technology	10.98%	L + 6.75%	01/18/28	12,434	12,271	12,061	(2) (3) (4)
WebPT, Inc.	Health Care Technology	11.26%	L + 6.75%	01/18/28	2,146	802	763	(2) (3) (4) (5)
WebPT, Inc.	Health Care Technology		L + 6.75%	01/18/28	2,146	(14)	(64)	(2) (3) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.91%	L + 5.50%	01/20/27	20,202	19,906	19,899	(2) (3) (4)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27	2,400	(33)	(36)	(2) (4) (5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		L + 5.50%	01/20/27	3,700	(31)	(56)	(2) (3) (4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	15,628	15,361	15,198	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	5,245	5,152	5,101	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	L + 5.75%	12/21/27	5,213	5,123	5,069	(2) (3) (4)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	L + 5.75%	12/21/27	2,100	700	677	(2) (3) (4) (5)
Whitewater Holding Company LLC	Diversified Consumer Services	10.54%	L + 6.00%	12/21/27	2,900	268	239	(2) (3) (4) (5)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	11,651	11,524	11,418	(2) (3) (4)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	8,963	8,850	8,784	(2) (3) (4)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,809	2,768	2,753	(2) (3) (4)
WorkForce Software, LLC	Software	12.46%	L + 7.25% (incl. 3.00% PIK)	07/31/25	2,065	2,042	2,023	(2) (3) (4)
WorkForce Software, LLC	Software	11.71%	L + 6.50%	07/31/25	980	643	634	(2) (3) (4) (5)
WSO2, Inc.	IT Services	11.80%	L + 7.50% (incl. 3.00% PIK)	11/04/26	29,147	28,700	28,856	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.90%	S + 6.50%	07/01/27	80,545	80,545	79,740	(2) (3) (4)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(2) (3) (4) (5)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.42%	L + 8.00%	12/21/26	46,540	45,553	42,002	(2) (3) (4)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology	12.30%	L + 8.00%	12/22/25	7,000	6,873	6,317	(2) (4)
Total 1st Lien/Senior Secured Debt						2,610,793	2,561,708
1st Lien/Last-Out Unitranche (7) - 1.47%
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	$17,879	$17,425	$17,432	(2) (3) (4)
EDB Parent, LLC (dba Enterprise DB)	Software	11.58%	S + 7.00%	07/07/28	6,958	985	811	(2) (3) (4) (5)
Total 1st Lien/Last-Out Unitranche						18,410	18,243
2nd Lien/Senior Secured Debt 0.75%
Zep Inc.	Chemicals	12.98%	L + 8.25%	08/11/25	$15,410	$15,384	$9,246	(3)
Total 2nd Lien/Senior Secured Debt						15,384	9,246
Unsecured Debt 0.45%
CivicPlus LLC	Software	16.54%	S + 11.75% PIK	06/09/34	$5,753	$5,590	$5,552	(2) (3) (4)
Total Unsecured Debt						5,590	5,552

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2022 (continued)

(in thousands, except unit and per unit amounts)

Investment #	Industry	Initial Acquisition Date(8)	Shares (++)	Cost	Fair Value	Footnotes
Preferred Stock - 3.30%
Broadway Parent, LLC	Diversified Financial Services	01/25/21	3,700,000	$3,718	$5,022	(2) (4) (9)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	11,407	(2) (4) (9)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,152	(2) (4) (9)
Foundation Software	Construction & Engineering	08/31/20	912	912	1,123	(2) (4) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	10,412	(2) (4) (9)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	1,825,100	1,825	—	(2) (4) (9)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	7,878	(2) (4) (9)
Total Preferred Stock				39,730	40,994
Common Stock - 0.96%
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	$2,655	$2,124	(2) (4) (9)
Exostar LLC - Class B	Aerospace & Defense	07/06/20	1,424,165	—	1,225	(2) (4) (9)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	431	(2) (4) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,225	^ (2) (4) (9)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	1,971	(2) (4) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	2,765	(2) (4) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,162	(2) (4) (9)
Total Common Stock				10,996	11,903
Warrants - 0.04%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$551	(2) (4) (9)
Total Warrants				1,666	551
Investments in Affiliated Money Market Fund - 9.88%
Goldman Sachs Financial Square Government Fund - Institutional Shares			122,498,973	$122,499	$122,499	^^^ (3) (10)
Total Investments in Affiliated Money Market Fund				122,499	122,499
Total Investments - 223.35%				$2,825,068	$2,770,696

(+) Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, S, SN or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 12 month, 6 month, 3 month and 1 month L were 5.48%, 5.14%, 4.77% and 4.39%, respectively. As of December 31, 2022, 1 month S was 4.06%, 3 month S was 3.62%, 3 month SN was 3.43%, P was 7.50%, and CDN P was 6.45%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022.

(++) Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in $ unless otherwise noted, €, GBP or CAD.

# Percentages are based on net assets.

^ As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^ The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(1)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, the aggregate fair value of these non-qualifying securities is $129,749 or 4.55% of the Company’s total assets.
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

PIK Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC, together with its consolidated subsidiaries, as the context may require) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act. In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien debt, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the Investment Adviser of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“GS Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

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

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date in the Company’s private offering, provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the unitholders of the Company (the “Unitholders”), for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion. On August 2, 2023, the Board approved and authorized an extension of the investment period of the Company for an additional twelve-month period ending September 26, 2024.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 2, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,721	$2,193	$2,110	$2,381

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2023, the Company had certain investments held in 3 portfolio companies on non-accrual status, which represented 3.5% and 2.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2022, the Company had certain investments held in one portfolio company on non-accrual status, which represented 1.5% and 1.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2023 and December 31, 2022, the Company held $10,283 and $36,657 in cash. Foreign currency of $309 and $534 (acquisition cost of $298 and $544) is included in cash as of September 30, 2023 and December 31, 2022.

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

For the three and nine months ended September 30, 2023, Management Fees amounted to $4,647 and $13,963. As of September 30, 2023, $4,647 remained payable. For the three and nine months ended September 30, 2022, Management Fees amounted to $4,353 and $12,058.

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

For the three and nine months ended September 30, 2023, the Company accrued unvested Incentive Fees of $4,226 and $13,144. As of September 30, 2023, $46,255 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company accrued unvested Incentive Fees of $2,714 and $9,059.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2023 and September 30, 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $414 and $1,239. As of September 30, 2023, $397 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $361 and $1,067.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $38 and $94. As of September 30, 2023, $31 remained payable. For the three and nine months ended September 30, 2022, the Company incurred expenses for services provided by the Transfer Agent of $35 and $96.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$481,806	$(450,382)	$—	$—	$153,923	$5,222
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	1,390	(74)	—	472	12,496	936
MedeAnalytics Inc	—	6,075	—	—	—	6,075	—
Total Non-Controlled Affiliates	$133,207	$489,271	$(450,456)	$—	$472	$172,494	$6,158
For the Year Ended December 31, 2022
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$803,088	$(680,589)	$—	$—	$122,499	$920
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	—	10,625	(49)	—	132	10,708	493
Total Non-Controlled Affiliates	$—	$813,713	$(680,638)	$—	$132	$133,207	$1,413

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2023 and December 31, 2022, there were $460 and $206 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2023		December 31, 2022
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,580,211	$2,504,305	$2,610,793	$2,561,708
1st Lien/Last-Out Unitranche	20,086	19,864	18,410	18,243
2nd Lien/Senior Secured Debt	—	—	15,384	9,246
Unsecured Debt	6,571	6,566	5,590	5,552
Preferred Stock	37,905	47,362	39,730	40,994
Common Stock	10,996	15,828	10,996	11,903
Warrants	1,666	295	1,666	551
Total investments	$2,657,435	$2,594,220	$2,702,569	$2,648,197

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2023		December 31, 2022
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	17.5%	36.5%	16.1%	34.4%
Software	16.5	34.6	16.3	34.6
Diversified Financial Services	11.1	23.3	10.6	22.7
Professional Services	10.8	22.6	10.5	22.3
Health Care Technology	9.3	19.5	12.0	25.5
Real Estate Mgmt. & Development	6.9	14.4	6.5	13.8
Diversified Consumer Services	5.7	12.0	5.5	11.8
IT Services	3.2	6.7	4.1	8.7
Commercial Services & Supplies	2.9	6.1	3.3	7.0
Health Care Equipment & Supplies	2.5	5.2	2.4	5.1
Entertainment	1.8	3.7	1.7	3.7
Construction & Engineering	1.7	3.6	1.5	3.3
Aerospace & Defense	1.7	3.5	1.5	3.3
Independent Power and Renewable Electricity Producers	1.6	3.3	1.4	3.0
Transportation Infrastructure	1.4	3.0	1.4	3.0
Hotels, Restaurants & Leisure	1.2	2.6	1.2	2.6
Insurance	1.0	2.1	0.7	1.5
Trading Companies & Distributors	1.0	2.0	0.9	2.0
Internet & Direct Marketing Retail	0.8	1.7	1.2	2.6
Chemicals	0.8	1.7	0.6	1.2
Pharmaceuticals	0.6	1.2	0.6	1.3
Total	100.0%	209.3%	100.0%	213.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2023	December 31, 2022
United States	96.7%	97.0%
Canada	2.3	2.2
United Kingdom	1.0	0.8
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2023 and December 31, 2022. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$2,298,108	Discounted cash flows	Discount Rate	9.3% - 22.4%	11.4%
	$59,851	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.7x
1st Lien/Last-Out Unitranche	$19,864	Discounted cash flows	Discount Rate	—	12.1%
Unsecured Debt	$6,566	Discounted cash flows	Discount Rate	—	17.2%
Equity
Preferred Stock	$25,419	Comparable multiples	EV/EBITDA(6)	13.7x - 34.5x	31.0x
	$21,943	Comparable multiples	EV/Revenue	4.1x - 4.2x	4.1x
Common Stock	$12,461	Comparable multiples	EV/EBITDA(6)	9.3x - 18.6x	14.9x
	$3,367	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$295	Comparable multiples	EV/Revenue	—	4.2x
As of December 31, 2022
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$2,389,612	Discounted cash flows	Discount Rate	7.8% - 19.7%	10.9%
	$34,552	Comparable multiples	EV/Revenue	—	2.3x
1st Lien/Last-Out Unitranche	$18,243	Discounted cash flows	Discount Rate	—	10.9%
Unsecured Debt	$5,552	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$19,198	Comparable multiples	EV/EBITDA(6)	14.4x - 29.7x	27.1x
	$21,796	Comparable multiples	EV/Revenue	4.0x - 7.3x	4.6x
Common Stock	$9,138	Comparable multiples	EV/EBITDA(6)	9.1x - 18.3x	13.9x
	$2,765	Comparable multiples	EV/Revenue	—	15.2x
Warrants	$551	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of September 30, 2023, included within Level 3 assets of $2,505,376 is an amount of $57,502 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,324,538 or 95.2% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2023				December 31, 2022
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$88,844	$2,415,461	$2,504,305	$—	$60,031	$2,501,677	$2,561,708
1st Lien/Last-Out Unitranche	—	—	19,864	19,864	—	—	18,243	18,243
2nd Lien/Senior Secured Debt	—	—	—	—	—	9,246	—	9,246
Unsecured Debt	—	—	6,566	6,566	—	—	5,552	5,552
Preferred Stock	—	—	47,362	47,362	—	—	40,994	40,994
Common Stock	—	—	15,828	15,828	—	—	11,903	11,903
Warrants	—	—	295	295	—	—	551	551
Investments in Affiliated Money Market Fund	153,923	—	—	153,923	122,499	—	—	122,499
Total	$153,923	$88,844	$2,505,376	$2,748,143	$122,499	$69,277	$2,578,920	$2,770,696

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$2,501,677	$167,943	$(35,458)	$(28,420)	$(174,546)	$8,769	$—	$(24,504)	$2,415,461	$(36,375)
1st Lien/Last-Out Unitranche	18,243	1,621	—	(55)	—	55	—	—	19,864	(55)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	981	—	33	—	—	—	—	6,566	33
Preferred Stock	40,994	—	(1,825)	8,193	—	—	—	—	47,362	6,368
Common Stock	11,903	—	—	3,925	—	—	—	—	15,828	3,925
Warrants	551	—	—	(256)	—	—	—	—	295	(256)
Total assets	$2,578,920	$170,545	$(37,283)	$(16,580)	$(174,546)	$8,824	$—	$(24,504)	$2,505,376	$(26,360)
For the Nine Months Ended September 30, 2022
1st Lien/Senior Secured Debt	$2,183,501	$643,017	$(5,326)	$(27,759)	$(222,152)	$8,994	$—	$—	$2,580,275	$(33,780)
1st Lien/Last-Out Unitranche	—	17,400	—	109	—	12	—	—	17,521	109
2nd Lien/Senior Secured Debt	—	—	—	(2,266)	—	6	14,588	—	12,328	(2,266)
Unsecured Debt	—	5,580	—	(4)	—	5	—	—	5,581	(4)
Preferred Stock	40,782	—	—	(2,181)	—	—	—	—	38,601	(2,181)
Common Stock	10,343	2,452	—	(1,308)	—	—	—	—	11,487	(1,308)
Warrants	1,667	—	—	(1,246)	—	—	—	—	421	(1,246)
Total assets	$2,236,293	$668,449	$(5,326)	$(34,655)	$(222,152)	$9,017	$14,588	$—	$2,666,214	$(40,676)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2023 and December 31, 2022, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 185% and 185%.

The Company’s outstanding debt was as follows:

	September 30, 2023			December 31, 2022
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$50,050	$50,050	$—	$91,000	91,000	$—
JPM Revolving Credit Facility(2)	1,650,000	184,721	1,465,376	1,650,000	184,721	1,465,196
Total debt	$1,700,050	$234,771	$1,465,376	$1,741,000	$275,721	$1,465,196

(1)
Provides, under certain circumstances, a total borrowing capacity of $50,050.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500 in CAD of CAD 150 and in GBP of GBP 16,200. As of December 31, 2022, the Company had outstanding borrowings denominated in USD of $1,445,500, in CAD of CAD 150 and in GBP of GBP 16,200.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was 7.88% and the year ended December 31, 2022 was 4.57%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2023 was $1,496,718 and the year ended December 31, 2022 was $1,529,965.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 4, 2023.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50,050 as of September 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is November 3, 2023, which may be extended by the Company exercising its committed 6-month extension option. Subsequent to the three months ended September 30, 2023, the Company exercised the option to extend the maturity of the MUFG Revolving Credit Facility. See Note 11 “Subsequent Events.”

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

The MUFG Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The MUFG Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of September 30, 2023, the Company was in compliance with these covenants.

Costs of $5,970 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of September 30, 2023 and December 31, 2022, outstanding deferred financing costs were $77 and $263.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$470	$2,007	$1,765	$6,126
Facility fees	31	9	136	13
Amortization of financing costs	209	198	598	760
Total	$710	$2,214	$2,499	$6,899
Weighted average interest rate	8.19%	4.51%	7.62%	3.30%
Average outstanding balance	$22,761	$176,446	$30,963	$248,513

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. The Company amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and September 14, 2023.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated September 14, 2023. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2023, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of September 30, 2023, the Company was in compliance with these covenants.

Costs of $14,922 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2023 and December 31, 2022, outstanding deferred financing costs were $9,151 and $6,952.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$31,408	$18,408	$86,475	$38,748
Facility fees	601	505	1,523	1,535
Amortization of financing costs	665	642	1,926	1,728
Total	$32,674	$19,555	$89,924	$42,011
Weighted average interest rate	8.50%	5.05%	7.89%	4.04%
Average outstanding balance	$1,466,120	$1,445,845	$1,465,755	$1,280,842

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2023			December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$147,581	90%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2023	December 31, 2022
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$34	$150
Acquia, Inc.	982	796
Admiral Buyer, Inc. (dba Fidelity Payment Services)	8,840	8,840
AQ Helios Buyer, Inc. (dba SurePoint)	4,160	8,020
Assembly Intermediate LLC	8,381	6,785
Bigchange Group Limited	2,635	3,121
Broadway Technology, LLC	1,010	1,010
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	374
Businessolver.com, Inc.	4,141	4,141
Capitol Imaging Acquisition Corp.	9,170	1,926
CFS Management, LLC (dba Center for Sight Management)	618	618
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	2,389	3,676
CivicPlus LLC	1,023	1,112
Clearcourse Partnership Acquireco Finance Limited	3,014	3,730
CloudBees, Inc.	665	665
Coding Solutions Acquisition, Inc.	1,551	5,628
CorePower Yoga LLC	633	422
DECA Dental Holdings LLC	517	4,863
Diligent Corporation	2,067	2,452
ESO Solutions, Inc	1,317	3,292
Experity, Inc.	3,023	3,023
Fullsteam Operations LLC	41,297	2,761
Gainsight, Inc.	2,484	4,830
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749

	Unfunded Commitment Balances(1)
	September 30, 2023	December 31, 2022
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$1,262	$1,553
Governmentjobs.com, Inc. (dba NeoGov)	15,915	17,506
GS AcquisitionCo, Inc. (dba Insightsoftware)	914	914
HealthEdge Software, Inc.	11,900	11,900
Helios Buyer, Inc. (dba Heartland)	2,199	6,775
Honor HN Buyer, Inc	13,629	29,948
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	765	1,093
HumanState Limited (dba PayProp)	451	447
iCIMS, Inc.	12,030	13,789
Intelligent Medical Objects, Inc.	3,137	3,821
Kaseya Inc.	1,706	2,020
MerchantWise Solutions, LLC (dba HungerRush)	2,762	4,100
Millstone Medical Outsourcing, LLC	1,692	1,599
MRI Software LLC	1,143	4,381
NFM & J, L.P. (dba the Facilities Group)	4,035	5,455
One GI LLC	38	3,284
PDDS Holdco, Inc. (dba Planet DDS)	7,759	5,595
Pioneer Buyer I, LLC	3,900	3,900
Pluralsight, Inc	1,716	2,300
Premier Care Dental Management, LLC	2,769	3,268
Project Eagle Holdings, LLC (dba Exostar)	3,418	3,418
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
Riverpoint Medical, LLC	1,580	1,806
Rodeo Buyer Company (dba Absorb Software)	1,839	2,758
Rubrik,Inc.	551	2,118
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	7,140	8,500
SpendMend, LLC	4,037	4,579
StarCompliance Intermediate, LLC	943	1,725
Sundance Group Holdings, Inc. (dba NetDocuments)	2,090	4,479
Sunstar Insurance Group, LLC	15,224	21,687
Superman Holdings, LLC (dba Foundation Software)	6,086	5,134
Sweep Purchaser LLC	84	3,445
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	2,985	3,365
Total Vision LLC	1,720	9,548
USN Opco LLC (dba Global Nephrology Solutions)	1,074	5,287
Volt Bidco, Inc. (dba Power Factors)	3,343	6,000
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	2,235	3,464
Wellness AcquisitionCo, Inc. (dba SPINS)	6,100	6,100
Whitewater Holding Company LLC	2,695	3,968
WorkForce Software, LLC	980	327
Zarya Intermediate, LLC (dba iOFFICE)	4,790	8,383
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	—	1,764
Apptio, Inc.	—	308
CORA Health Holdings Corp	—	7,744
Eptam Plastics, Ltd.	—	1,228
Premier Imaging, LLC (dba Lucid Health)	—	7,305
Qualawash Holdings, LLC	—	3,070
Thrasio, LLC	—	13,604
Total 1st Lien/Senior Secured Debt	$269,760	$347,477

1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$4,352	$5,973
Total 1st Lien/Last-Out Unitranche	$4,352	$5,973
Total	$274,112	$353,450
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the Total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2023
May 30, 2023	160,166	$14,758
Total capital drawdowns	160,166	$14,758
For the Nine Months Ended September 30, 2022
June 21, 2022	1,069,872	$103,307
August 23, 2022	1,564,324	147,581
Total capital drawdowns	2,634,196	$250,888

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2023
September 19, 2023	September 18, 2023	September 29, 2023	$3.54
May 3, 2023	May 8, 2023	May 25, 2023	$3.03
For the Nine Months Ended September 30, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
May 3, 2022	July 5, 2022	July 29, 2022	$2.72

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net increase in Members’ Capital from operations	$23,950	$15,375	$74,483	$51,329
Weighted average Units outstanding	13,854,750	12,029,671	13,767,333	10,919,869
Basic and diluted earnings per unit	$1.73	$1.28	$5.41	$4.70

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Unit Data:(1)
NAV, beginning of period	$90.58	$95.68
Net investment income	8.83	8.25
Net realized and unrealized gains (losses)(2)	(3.34)	(3.46)
Income tax provision, realized and unrealized gains	(0.06)	—
Net increase in Members’ Capital from operations(2)	$5.43	$4.79
Distributions declared from net investment income	(6.57)	(5.62)
Total increase (decrease) in Members’ Capital	$(1.14)	$(0.83)
NAV, end of period	$89.44	$94.85
Units outstanding, end of period	13,854,750	12,930,858
Weighted average units outstanding	13,767,333	10,919,869
Total return based on NAV(3)	5.99%	5.01%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,239,221	$1,226,549
Ratio of expenses (without incentive fees and interest and other debt expenses) to Members’ Capital	1.90%	1.93%
Ratio of interest and other debt expenses to average Members’ Capital	9.88%	6.21%
Ratio of incentive fees to average Members’ Capital	1.05%	0.86%
Ratio of total expenses to average Members’ Capital	12.83%	9.00%
Ratio of net investment income to average Members’ Capital	13.35%	11.74%
Portfolio turnover	6%	9%

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

On October 5, 2023, the Company exercised the option to extend the maturity on the MUFG Revolving Credit Facility to May 3, 2024.

On November 1, 2023, the Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2023 through September 30, 2023, payable on or about November 27, 2023 to Unitholders of record as of October 3, 2023.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2023, we have originated approximately $4.06 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Replacement of Interbank Offered Rates (IBORs) Including the London InterBank Offered Rate (“LIBOR”):

On July 1, 2023, the publication of all LIBOR settings as representative rates ceased. The Financial Conduct Authority has allowed the publication and use of synthetic rates for certain U.S. dollar (“USD”) LIBOR settings in legal USD LIBOR-based contracts through September 2024. Since January 1, 2022, our new investments have generally been indexed to SOFR. As of September 30, 2023, we have facilitated an orderly transition of a majority of our investments and our Revolving Credit Facilities (as defined below) to SOFR or to alternative risk-free reference rates. Any remaining USD LIBOR-based investments will have transitioned subsequent to September 30, 2023 or have fallback provisions that will be utilized.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), and the revolving credit facility between the Company and MUFG Bank Ltd. (the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 185% and 185%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,580.21	$2,504.30	$2,610.79	$2,561.72
First Lien/Last-Out Unitranche	20.09	19.86	18.41	18.24
Second Lien/Senior Secured Debt	—	—	15.38	9.25
Unsecured Debt	6.57	6.57	5.59	5.55
Preferred Stock	37.90	47.36	39.73	40.99
Common Stock	11.00	15.83	11.00	11.90
Warrants	1.67	0.30	1.67	0.55
Total investments	$2,657.44	$2,594.22	$2,702.57	$2,648.20

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.8%	12.6%	11.1%	11.6%
First Lien/Last-Out Unitranche(2)(3)	14.3	14.4	13.2	13.2
Second Lien/Senior Secured Debt(2)	—	—	13.1	37.7
Unsecured Debt(2)	17.6	17.6	17.1	17.2
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.6%	12.3%	10.9%	11.5%

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

As of September 30, 2023, the total portfolio weighted average yield measured at amortized cost and fair value was 11.6% and 12.3%, as compared to 10.9% and 11.5% as of December 31, 2022. The increase in the weighted average yield at fair value within First Lien/Senior Secured Debt was primarily driven by rising interest rates and financial underperformance. The increase in the weighted average yield at amortized cost and fair value within First Lien/Last-Out Unitranche was primarily driven by rising interest rates. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the recapitalization of our investment in Zep, Inc.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2023	December 31, 2022
Number of portfolio companies	89	92
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.8x	6.0x
Weighted average interest coverage(3)	1.5x	1.7x
Median EBITDA(3)	$47.73 million	$45.10 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of September 30, 2023 and December 31, 2022, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 39.1% and 38.2% of total debt investments at fair value.

Our Investment Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

	As of
	September 30, 2023		December 31, 2022
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$189.07	7.3%	$—	—
Grade 2	2,319.26	89.4	2,587.88	97.7
Grade 3	26.04	1.0	25.77	1.0
Grade 4	59.85	2.3	34.55	1.3
Total Investments	$2,594.22	100.0	$2,648.20	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $189.07 million being upgraded from a grade 2 investment performance rating due to potential exits. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $53.78 million being downgraded from a grade 2 investment performance rating due to financial underperformance offset by the restructuring of an investment with a fair value of $34.55 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2023		December 31, 2022
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,563.31	96.5%	$2,660.95	98.5%
Non-accrual	94.13	3.5	41.62	1.5
Total Investments	$2,657.44	100.0%	$2,702.57	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2023	September 30, 2022
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$20.36	$208.30
Common Stock	—	1.00
Total	$20.36	$209.30
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$104.08	$154.94
Second Lien/Senior Secured Debt	15.41	—
Total	$119.49	$154.94
Net increase (decrease) in portfolio	$(99.13)	$54.36
Number of new portfolio companies with new investment commitments	—	3
Total new investment commitment amount in new portfolio companies	$—	$39.19
Average new investment commitment amount in new portfolio companies	$—	$13.06
Number of existing portfolio companies with new investment commitments	2	8
Total new investment commitment amount in existing portfolio companies	$20.36	$170.11
Weighted average remaining term for new investment commitments (in years)(2)	—	5.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.2%	10.0%
Weighted average yield on new investment commitments(5)	10.2%	9.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.9%	8.0%
Weighted average yield on investments sold or repaid(7)	11.9%	8.0%

(1)
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Total investment income	$83.59	$65.55	$244.83	$163.31
Net expenses	(43.62)	(29.87)	(123.30)	(73.18)
Net investment income	39.97	35.68	121.53	90.13
Net realized gain (loss) on investments	0.07	—	(37.28)	(5.33)
Net unrealized appreciation (depreciation) on investments	(16.89)	(21.93)	(8.84)	(36.46)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.82	1.50	(0.15)	2.95
Income tax (provision) benefit, realized and unrealized gain/loss	(0.02)	0.13	(0.78)	0.04
Net increase in members’ capital from operations	$23.95	$15.38	$74.48	$51.33

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest income	$74.38	$60.03	$218.39	$149.68
Payment-in-kind income	6.43	4.35	18.95	10.76
Dividend income	2.09	0.24	5.22	0.24
Other income	0.69	0.93	2.27	2.63
Total investment income	$83.59	$65.55	$244.83	$163.31

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, increased from $60.03 and $149.68 million for the three and nine months ended September 30, 2022 to $74.38 million and $218.39 million for the three and nine months ended September 30, 2023. The increase was primarily driven by the rising base interest rate of our variable rate instruments.
•
PIK income from investments increased from $4.35 million and $10.76 million for the three and nine months ended September 30, 2022 to $6.43 million and $18.95 million for the three and nine months ended September 30, 2023. The increase was due to the increase in the number of investments earning PIK income.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Interest and other debt expenses	$33.38	$21.77	$92.42	$48.91
Management fees	4.65	4.35	13.96	12.06
Incentive fees	4.23	2.71	13.14	9.06
Professional fees	0.55	0.40	1.41	1.12
Directors’ fees	0.07	0.07	0.22	0.22
Other general and administrative expenses	0.74	0.57	2.15	1.81
Total expenses	$43.62	$29.87	$123.30	$73.18

In the table above:

•
Interest and other debt expenses increased from $21.77 million and $48.91 million for the three and nine months ended September 30, 2022 to $33.38 million and $92.42 million for the three and nine months ended September 30, 2023. The increase is primarily driven by the rising base interest rates on our Revolving Credit Facilities.
•
Management Fees increased from $4.35 million and $12.06 million for the three and nine months ended September 30, 2022 to $4.65 million and $13.96 million for the three and nine months ended September 30, 2023. The increase for the nine months September 30, 2023 is primarily driven by an increase in members' capital.
•
The accrual for Incentive Fees increased from $2.71 million and $9.06 million for the three and nine months ended September 30, 2022 to $4.23 million and $13.14 million for the three and nine months ended September 30 2023. This was primarily driven by our inception-to-date results of operations.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions)
MedeAnalytics, Inc.	$—	$—	$(37.37)	$—
Convene 237 Park Avenue, LLC (dba Convene)	—	—	—	(5.33)
Other, net	0.07	—	0.09	—
Net realized gain (loss) on investments	$0.07	$—	$(37.28)	$(5.33)

For the nine months ended September 30, 2023, net realized losses were primarily driven by the restructuring of our first lien debt investment in MedeAnalytics Inc. which resulted in a realized loss of $37.37 million. For the nine months ended September 30, 2022, net realized losses were primarily driven by the full exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene) in April 2022, which resulted in a realized loss of $5.33 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	($ in millions)
Unrealized appreciation	$16.84	$1.80	$32.80	$8.36
Unrealized depreciation	(33.73)	(23.73)	(41.64)	(44.82)
Net change in unrealized appreciation (depreciation) on investments	$(16.89)	$(21.93)	$(8.84)	$(36.46)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	($ in millions)
Portfolio Company:
Zep Inc.	$6.90	$6.14
Exostar LLC - Class B	1.87	2.39
Broadway Parent, LLC	1.26	2.38
CloudBees, Inc.	1.18	2.25
PT Intermediate Holdings III, LLC (dba Parts Town)	0.50	0.49
Other, net (1)	0.27	0.56
MedeAnalytics, Inc.	—	8.89
BSI3 Menu Buyer, Inc (dba Kydia)	(1.04)	(1.61)
Pluralsight, Inc	(1.34)	(1.45)
Sweep Purchaser LLC	(1.24)	(1.68)
Thrasio, LLC	(11.14)	(11.36)
Zodiac Intermediate, LLC (dba Zipari)	(14.11)	(15.84)
Total	$(16.89)	$(8.84)

(1)
Includes gross unrealized appreciation of $5.13 million and $10.26 million, and gross unrealized depreciation of $4.86 million and $9.70 million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2023 was primarily driven by the financial underperformance of Thrasio, LLC and Zodiac Intermediate, LLC (dba Zipari), partially offset by the reversal of unrealized depreciation in connection with the recapitalization of our second lien debt investment in Zep Inc.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2023 was primarily driven by the financial underperformance of Thrasio, LLC and Zodiac Intermediate, LLC (dba Zipari), partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in MedeAnalytics, Inc. and the reversal of unrealized depreciation in connection with the recapitalization of our second lien debt investment in Zep Inc.

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	($ in millions)
Portfolio Company:
Broadway Parent, LLC	$0.29	$(0.39)
Governmentjobs.com, Inc. (dba NeoGov)	0.26	(0.03)
Superman Holdings, LLC (dba Foundation Software)	0.19	0.01
Exostar LLC - Class B	0.16	(0.07)
Syntellis Performance Solutions, LLC (dba Axiom)	0.15	0.18
EDB Parent, LLC (dba Enterprise DB)	0.11	0.11
Kaseya Inc.	0.08	0.08
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.06	0.08
Convene 237 Park Avenue, LLC (dba Convene)	—	7.59
MedeAnalytics, Inc.	(0.28)	(3.46)
Zep Inc.	(0.77)	(2.27)
CloudBees, Inc.	(1.00)	(2.51)
Bigchange Group Limited	(1.07)	(2.56)
MRI Software LLC	(1.28)	(1.48)
GHA Buyer Inc. (dba Cedar Gate)	(1.34)	(1.55)
Zodiac Intermediate, LLC (dba Zipari)	(1.53)	(1.65)
Zarya Intermediate, LLC (dba iOFFICE)	(1.67)	(0.96)
Thrasio, LLC	(2.03)	(2.08)
Other, net (1)	(12.26)	(25.50)
Total	$(21.93)	$(36.46)

(1)
Includes gross unrealized appreciation of $0.51 million and $0.31 million, and gross unrealized depreciation of $12.77 million and $25.81 million.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2022 was primarily driven by increased market volatility and widening credit spreads, partially offset by the reversal of unrealized depreciation in connection with the aforementioned exit of our first lien debt investments in Convene 237 Park Avenue, LLC (dba Convene).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our Unitholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2023 and December 31, 2022, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 185% and 185%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	September 30, 2023			December 31, 2022
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$147.58	90%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76
For the Nine Months Ended September 30, 2022
June 21, 2022	1,069,872	$103.31
August 23, 2022	1,564,324	147.58
Total capital drawdowns	2,634,196	$250.89
Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2023:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$—	$—	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,465.38	$—	$1,465.38	$—	$—

(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2023, the Company had outstanding borrowings denominated in USD of $1,445.50 million, in Canadian Dollars (CAD) of 0.15 million and in British Pound (GBP) of 16.20 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, and the other lenders from time to time party thereto. We amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 4, 2023.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50.05 million as of September 30, 2023. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility is November 3, 2023, which may be extended by us exercising our committed 6-month extension option. Subsequent to the three months ended September 30, 2023, we exercised our option to extend the maturity of the MUFG Revolving Credit Facility. See “Recent Developments”.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. The Company amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and September 14, 2023.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated September 14, 2023. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2023, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$269.76	$347.48
First Lien/Last-Out Unitranche	4.35	5.97
Total	$274.11	$353.45

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

RECENT DEVELOPMENTS

On September 7, 2023, David Pessah notified us of his intention to resign as our Chief Financial Officer, Treasurer and principal accounting officer to pursue a new professional opportunity. Effective November 10, 2023, Mr. Pessah will cease serving as our Chief Financial Officer, Treasurer and principal accounting officer. Mr. Pessah’s resignation was not the result of any disagreement with us.

On September 25, 2023, the Board of Directors appointed Stanley Matuszewski as our Chief Financial Officer and Treasurer and John Lanza as our principal accounting officer, each effective November 10, 2023.

To assist in an orderly transition, Mr. Pessah will continue to serve in his current roles during the transition period, until Mr. Matuszewski and Mr. Lanza each assume their respective roles on November 10, 2023.

On October 5, 2023, we exercised the option to extend the maturity on the MUFG Revolving Credit Facility to May 3, 2024.

On November 1, 2023, our Board of Directors declared a distribution equal to an amount up to the Company’s taxable earnings per unit, including net investment income (if positive) for the period July 1, 2023 through September 30, 2023, payable on or about November 27, 2023 to Unitholders of record as of October 3, 2023.

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

As of September 30, 2023 and December 31, 2022, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2023 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2023 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$61.89	$(33.46)	$28.43
Up 200 basis points	41.26	(22.31)	18.95
Up 100 basis points	20.63	(11.15)	9.48
Up 75 basis points	15.47	(8.36)	7.11
Up 50 basis points	10.32	(5.58)	4.74
Up 25 basis points	5.16	(2.79)	2.37
Down 25 basis points	(5.16)	2.79	(2.37)
Down 50 basis points	(10.32)	5.58	(4.74)
Down 75 basis points	(15.47)	8.36	(7.11)
Down 100 basis points	(20.63)	11.15	(9.48)
Down 200 basis points	(41.26)	22.31	(18.95)
Down 300 basis points	(61.89)	33.46	(28.43)

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

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy will continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76
For the Nine Months Ended September 30, 2022
June 21, 2022	1,069,872	$103.31
August 23, 2022	1,564,324	147.58
Total capital drawdowns	2,634,196	$250.89

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

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

10.1

Fourth Amendment to Amended and Restated Loan and Security Agreement, dated September 14, 2023, by and among SPV, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, and U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on September 20, 2023).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 7, 2023	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 7, 2023	/s/ David Pessah
David Pessah
Chief Financial Officer and Treasurer
(Principal Financial Officer)