Form 10-Q
period 2024-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2024-05-09
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, there were 13,854,750 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2024 (Unaudited)	December 31, 2023

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,508,444 and $2,535,850)	$2,436,734	$2,455,689
Non-controlled affiliated investments (cost of $20,308 and $20,146)	21,546	21,071
Total investments, at fair value (cost of $2,528,752 and $2,555,996)	$2,458,280	$2,476,760
Investments in affiliated money market fund (cost of $108,838 and $255,824)	108,838	255,824
Cash	41,785	23,308
Interest and dividends receivable	24,037	26,195
Deferred financing costs	7,672	8,482
Other assets	472	341
Total assets	$2,641,084	$2,790,910
Liabilities
Debt	$1,336,058	$1,466,263
Interest and other debt expenses payable	28,246	31,301
Management fees payable	4,451	4,488
Incentive fees payable	56,863	51,677
Distribution payable	—	50,669
Accrued expenses and other liabilities	2,804	3,234
Total liabilities	$1,428,422	$1,607,632
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of March 31, 2024 and December 31, 2023)	1,322,298	1,322,298
Distributable earnings (loss)	(109,636)	(139,020)
Total members’ capital	$1,212,662	$1,183,278
Total liabilities and members’ capital	$2,641,084	$2,790,910
Net asset value per unit	$87.53	$85.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$67,670	$70,192
Payment-in-kind income	6,851	5,605
Other income	477	916
From non-controlled affiliated investments:
Dividend income	1,902	1,162
Interest income	402	275
Other income	6	11
Total investment income	$77,308	$78,161
Expenses:
Interest and other debt expenses	$30,269	$29,073
Management fees	4,451	4,633
Incentive fees	5,186	1,363
Professional fees	574	481
Directors’ fees	73	73
Other general and administrative expenses	657	722
Total expenses	$41,210	$36,345
Net investment income	$36,098	$41,816
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(15,639)	$6
Foreign currency transactions	35	(2)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	8,451	(33,337)
Non-controlled affiliated investments	313	30
Foreign currency translations	147	(386)
Net realized and unrealized gains (losses)	$(6,693)	$(33,689)
(Provision) benefit for taxes on realized gain/loss on investments	$15	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(36)	(405)
Net increase in members’ capital from operations	$29,384	$7,722
Weighted average units outstanding	13,854,750	13,694,584
Basic and diluted net investment income per unit	$2.61	$3.05
Basic and diluted earnings (loss) per unit	$2.12	$0.56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Members’ capital at beginning of period	$1,183,278	$1,240,510
Increase in members’ capital from operations:
Net investment income	36,098	41,816
Net realized gain (loss)	(15,604)	4
Net change in unrealized appreciation (depreciation)	8,911	(33,693)
(Provision) benefit for taxes on realized gain/loss on investments	15	—
(Provision) benefit for unrealized appreciation/depreciation on investments	(36)	(405)
Net increase in members’ capital from operations	$29,384	$7,722
Total increase in members’ capital	$29,384	$7,722
Members’ capital at end of period	$1,212,662	$1,248,232
Distributions per unit	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net increase in members’ capital from operations:	$29,384	$7,722
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(41,325)	(33,301)
Payment-in-kind interest capitalized	(9,171)	(5,645)
Investments in affiliated money market fund, net	146,986	(16,872)
Proceeds from sales of investments and principal repayments	65,119	21,305
Net realized (gain) loss	15,639	(6)
Net change in unrealized (appreciation) depreciation on investments	(8,764)	33,307
Net change in unrealized (appreciation) depreciation on foreign currency transactions	54	(15)
Amortization of premium and accretion of discount, net	(3,018)	(2,479)
Amortization of deferred financing costs	823	816
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	2,158	14,074
(Increase) decrease in other assets	(131)	1,421
Increase (decrease) in interest and other debt expenses payable	(3,027)	3,344
Increase (decrease) in management fees payable	(37)	35
Increase (decrease) in incentive fees payable	5,186	1,363
Increase (decrease) in accrued expenses and other liabilities	(430)	(1,072)
Net cash provided by (used for) operating activities	$199,446	$23,997
Cash flows from financing activities:
Distributions paid	$(50,669)	$(78,068)
Financing costs paid	(41)	(1)
Borrowings on debt	—	65,399
Repayments of debt	(130,205)	—
Net cash provided by (used for) financing activities	$(180,915)	$(12,670)
Net increase (decrease) in cash	$18,531	$11,327
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	15
Cash, beginning of period	23,308	36,657
Cash, end of period	$41,785	$47,999
Supplemental and non-cash activities
Interest expense paid	$31,271	$24,378
Exchange of investments	$52,435	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 198.24%
Canada - 4.67%
1st Lien/Senior Secured Debt - 4.67%
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.92%	S + 6.50%	01/30/26		$17,147	$17,006	$17,061	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		3,118	(23)	(15)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.92%	S + 6.50%	01/30/26		7,015	6,950	6,980	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.20%	S + 5.75%	11/06/26		8,437	8,378	8,373	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.75%	11/06/26		1,160	(6)	(9)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.20%	S + 6.00%	11/06/26		5,382	5,306	5,342	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.68%	S + 6.25%	05/25/27		19,155	18,932	18,963	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(33)	(31)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							56,510	56,664
Total Canada							$56,510	$56,664
United Kingdom - 2.19%
1st Lien/Senior Secured Debt - 2.19%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 1.00% PIK)	07/25/28	GBP	5,939	$7,053	$7,289	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 1.00% PIK)	07/25/28	GBP	4,997	2,909	3,016	(5) (6) (7) (8) (9)
Bigchange Group Limited	Software	11.47%	SN + 6.00%	12/23/26	GBP	10,810	14,329	13,371	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	2,574	3,054	2,966	(5) (6) (7) (8) (9)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(34)	(54)	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							27,311	26,588
Total United Kingdom							$27,311	$26,588
United States - 191.38%
1st Lien/Senior Secured Debt - 188.72%
Thrasio, LLC	Broadline Retail		S + 7.00%	12/18/26		$36,065	$35,647	$15,778	(5) (7) (8) (10)
Thrasio, LLC	Broadline Retail	13.44%	S + 8.11%	07/01/24		1,997	1,965	1,997	(7) (8)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.31%	S + 4.00%	10/02/28		15,371	15,371	14,757	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	10.97%	S + 5.50%	09/18/25		1,354	1,340	1,327	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	10.98%	S + 5.50%	09/18/25		506	501	496	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	10.96%	S + 5.50%	09/18/25		470	467	461	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	10.98%	S + 5.50%	09/18/25		3,466	3,441	3,396	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	10.98%	S + 5.50%	09/18/25		677	672	664	(5) (7) (8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.48%	S + 6.00%	12/16/26		2,007	1,991	1,927	(5) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,201	(37)	(21)	(7) (8) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	11.08%	S + 5.75%	06/30/27		17,173	17,001	17,001	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.08%	S + 5.75%	06/30/27		9,620	9,572	9,572	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.07%	S + 5.50%	06/29/27		29,256	28,997	28,817	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(7)	(13)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.43%	S + 6.13%	08/31/27		4,007	3,924	4,007	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/27		952	(9)	—	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.43%	S + 6.13%	08/31/27		39,670	39,107	39,670	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26	$5,134	$(52)	$—	(7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.00%	10/19/27	3,991	(48)	—	(7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	11.41%	S + 6.00%	10/19/27	9,977	6,872	6,984	(5) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	11.41%	S + 6.00%	10/19/27	39,908	39,392	39,908	(5) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	633	(2)	(101)	(5) (7) (8) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.31%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	10,213	10,172	8,579	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,199	(20)	(49)	(7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.33%	S + 6.00%	12/15/26	7,187	7,108	7,025	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.31%	S + 6.00%	12/15/26	17,334	17,177	16,944	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.31%	S + 6.00%	12/15/26	13,301	13,227	13,002	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.08%	S + 5.75%	12/15/26	14,516	14,436	14,080	(5) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	9,727	9,591	9,654	(5) (7) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	6,800	3,494	3,519	(7) (8) (9) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.44%	S + 6.00%	07/06/27	1,700	148	157	(7) (8) (9) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	15,431	15,226	15,277	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	2,100	1,916	1,922	(5) (7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	5,180	5,107	5,128	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.21%	S + 5.75%	12/21/27	5,147	5,078	5,095	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.47%	S + 6.00%	12/21/27	2,883	2,454	2,488	(5) (7) (8) (9)
Checkmate Finance Merger Sub, LLC	Entertainment	11.90%	S + 6.50%	12/31/27	27,741	27,368	27,325	(5) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	2,831	(36)	(42)	(5) (7) (8) (9)
Picture Head Midco LLC	Entertainment	12.82%	S + 7.25% (Incl. 0.50% PIK)	12/31/24	19,326	19,237	18,553	(5) (7) (8) (12)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,881	(22)	(22)	(5) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.81%	S + 5.50%	05/08/28	22,017	21,850	21,852	(5) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	960	(7)	(7)	(5) (7) (9)
Aria Systems, Inc.	Financial Services	13.44%	S + 8.00%	06/30/26	24,469	24,251	23,980	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.44%	S + 6.00%	01/25/28	48,084	47,509	44,718	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.44%	S + 6.00%	01/25/28	1,924	1,261	1,148	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	170	(5)	(2)	(5) (7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	3,045	2,944	3,015	(5) (7) (8)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	958	578	592	(5) (7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.73%	S + 8.25%	11/27/29	426	110	114	(5) (7) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.00%	05/25/28	914	(9)	(7)	(5) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.30%	S + 5.00%	05/25/28	22,561	22,357	22,392	(5) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	19,531	19,243	18,359	(5) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	4,922	4,201	3,977	(5) (7) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.31%	S + 6.00%	06/01/28	2,485	2,450	2,336	(7) (8)
StarCompliance Intermediate, LLC	Financial Services	11.65%	S + 6.25%	01/12/27	14,400	14,249	14,256	(5) (7) (8)
StarCompliance Intermediate, LLC	Financial Services	11.65%	S + 6.25%	01/12/27	2,300	1,565	1,564	(7) (8) (9)
StarCompliance Intermediate, LLC	Financial Services	11.65%	S + 6.25%	01/12/27	2,319	2,293	2,296	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	$2,897	$2,877	$2,803	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	2,918	2,893	2,823	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.48%	S + 6.00%	12/06/25	8,464	8,369	8,252	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	1,365	1,358	1,320	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	6,157	6,128	5,957	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.93%	S + 5.50%	12/06/25	2,654	2,641	2,568	(5) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.95%	S + 5.50%	06/21/25	9,450	9,431	9,308	(5) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.73%	S + 5.50%	06/21/25	1,806	450	424	(5) (7) (8) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.95%	S + 5.50%	06/21/25	13,342	13,287	13,142	(5) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.82%	S + 5.50%	06/21/25	4,666	4,601	4,596	(5) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.58%	S + 6.25%	07/02/25	18,562	18,480	18,562	(5) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	11.07%	S + 5.75%	12/03/27	19,501	19,246	18,819	(5) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.47%	S + 6.50%	10/01/26	39,319	38,948	38,533	(5) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	9,170	(58)	(183)	(7) (8) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	1,733	1,729	1,577	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	17,783	17,742	16,183	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	4,478	4,467	4,075	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.56%	S + 9.00% (Incl. 2.75% PIK)	07/01/24	296	295	269	(5) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	13,386	13,180	13,253	(5) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	4,064	3,996	4,023	(5) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.83%	S + 5.50%	05/11/28	1,938	654	659	(5) (7) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	342	339	288	(5) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	20,429	20,261	17,160	(5) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.16%	S + 5.75%	08/28/28	2,018	1,991	1,957	(5) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.16%	S + 5.75%	08/26/27	1,552	1,534	1,505	(5) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.16%	S + 5.75%	08/28/28	19,167	18,905	18,592	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.21%	S + 5.75%	10/15/27	21,599	21,322	21,545	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	13.25%	P + 4.75%	10/15/27	2,542	287	311	(7) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.21%	S + 5.75%	10/15/27	13,658	13,471	13,624	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.46%	S + 6.00%	10/15/27	19,456	11,351	11,539	(7) (8) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	13.50%	P + 4.50%	12/15/27	1,998	341	346	(5) (7) (8) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.95%	S + 5.50%	12/15/27	9,115	8,994	9,024	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	8,611	8,543	8,094	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	20,710	20,546	19,468	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.17%	S + 6.75%	12/22/25	3,246	3,222	3,052	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	5,584	5,525	5,249	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	10,177	10,082	9,566	(5) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services		S + 5.50%	08/05/27	2,769	(31)	(138)	(5) (7) (8) (9)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.83%	S + 5.50%	08/05/28	9,056	8,955	8,603	(5) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.83%	S + 5.50%	08/05/28	16,692	16,467	15,858	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	$4,528	$4,510	$4,120	(5) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	10,694	10,652	9,732	(5) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	2,899	2,888	2,638	(5) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.56%	S + 6.00%	01/02/25	16,386	16,333	14,911	(5) (7) (8)
Purfoods, LLC	Health Care Providers & Services	11.71%	S + 6.25%	08/12/26	23,739	23,500	23,620	(5) (7) (8)
Purfoods, LLC	Health Care Providers & Services	11.72%	S + 6.25%	08/12/26	16,028	15,867	15,948	(5) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.95%	S + 5.50%	03/01/28	12,059	11,911	11,938	(5) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.97%	S + 5.50%	03/01/28	1,605	622	626	(5) (7) (8) (9)
SpendMend, LLC	Health Care Providers & Services	10.96%	S + 5.50%	03/01/28	5,310	2,403	2,397	(5) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	16,347	16,240	16,020	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.72%	S + 6.25%	08/15/25	2,361	812	779	(5) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	3,853	3,826	3,776	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	7,074	7,014	6,933	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.74%	S + 6.25%	08/15/25	3,927	3,889	3,848	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	8,839	8,769	8,662	(5) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.56%	S + 6.00%	07/15/26	4,495	4,450	4,382	(5) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(11)	(29)	(7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.57%	S + 6.00%	07/15/26	2,246	2,224	2,190	(5) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	9,437	8,747	8,631	(5) (7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	15,327	15,150	14,944	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	6,875	6,826	6,669	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	2,812	1,891	1,834	(7) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	19,782	19,583	19,188	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.95%	S + 5.50%	12/21/26	8,551	8,480	8,294	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.91%	S + 5.50%	12/01/27	16,486	16,377	16,321	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.91%	S + 5.50%	12/01/27	2,452	580	564	(5) (7) (8) (9)
ESO Solutions, Inc	Health Care Technology	12.35%	S + 7.00%	05/03/27	36,294	35,876	35,931	(5) (7) (8)
ESO Solutions, Inc	Health Care Technology	12.35%	S + 7.00%	05/03/27	3,292	1,941	1,942	(5) (7) (8) (9)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	3,023	(9)	(91)	(5) (7) (8) (9)
Experity, Inc.	Health Care Technology	11.15%	S + 5.75%	02/24/28	33,576	33,476	32,569	(5) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26	1,749	(15)	(52)	(7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.71%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	14,334	14,211	13,904	(5) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.71%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,507	2,493	2,432	(5) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.71%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	937	930	909	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 5.75%	04/09/26	3,400	(32)	(25)	(5) (7) (8) (9)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	3,068	3,068	3,045	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	11.18%	S + 5.75%	04/09/26	33,117	32,791	32,869	(5) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.36%	S + 6.00%	05/11/29	11,244	11,069	10,906	(5) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.38%	S + 6.00%	05/11/29	2,681	1,083	1,032	(5) (7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	11.31%	S + 6.00%	05/11/28	1,396	203	181	(5) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	$9,333	$6,075	$6,347	(5) (7) (8) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	22,055	21,715	22,000	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.10%	S + 7.50%	07/18/28	1,705	487	507	(7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.94%	S + 7.50%	07/18/28	7,351	5,918	5,899	(5) (7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	2,145	2,129	2,140	(5) (7) (8)
WebPT, Inc.	Health Care Technology	12.17%	S + 6.75%	01/18/28	2,146	1,105	1,082	(5) (7) (8) (9)
WebPT, Inc.	Health Care Technology	12.19%	S + 6.75%	01/18/28	12,701	12,439	12,447	(5) (7) (8)
WebPT, Inc.	Health Care Technology	12.18%	S + 6.75%	01/18/28	12,434	12,306	12,185	(5) (7) (8)
WebPT, Inc.	Health Care Technology	12.12%	S + 6.75%	01/18/28	2,146	1,789	1,768	(5) (7) (8) (9)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	46,540	45,659	28,273	(5) (7) (8) (10)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,000	6,843	4,253	(7) (8) (10)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.18%	S + 5.75%	07/09/25	26,149	26,013	26,018	(5) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.18%	S + 5.75%	07/09/25	2,186	1,460	1,459	(5) (7) (8) (9)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.18%	S + 5.75%	07/09/25	5,424	5,384	5,397	(5) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.81%	S + 6.50%	08/11/27	31,886	31,477	31,248	(5) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.81%	S + 6.50%	08/11/27	6,081	6,081	5,960	(5) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(41)	(67)	(7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.81%	S + 6.50%	08/11/27	3,876	2,285	2,208	(7) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.45%	S + 6.00%	10/09/26	11,859	11,736	11,740	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.43%	S + 6.00%	10/09/26	3,503	1,365	1,366	(7) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.45%	S + 6.00%	10/09/26	7,509	7,434	7,434	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.45%	S + 6.00%	10/09/26	334	332	331	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.31%	S + 6.00%	10/09/26	18,091	5,622	5,665	(7) (8) (9)
Kaseya Inc.	IT Services	11.31%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	17,153	16,951	17,153	(5) (7) (8)
Kaseya Inc.	IT Services	13.31%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	1,011	56	63	(5) (7) (8) (9)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	1,013	244	255	(5) (7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.94%	S + 5.50%	01/20/27	19,946	19,735	19,846	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(23)	(12)	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.94%	S + 5.50%	01/20/27	3,699	527	535	(5) (7) (8) (9)
WSO2, Inc.	IT Services	12.94%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	30,289	29,977	29,986	(5) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.85%	S + 7.25%	12/16/27	14,563	14,335	12,815	(5) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.82%	S + 7.25%	06/16/27	1,995	176	(34)	(5) (7) (8) (9)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26	221	219	221	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26	278	275	278	(5) (7) (8)
Bullhorn, Inc.	Professional Services		S + 5.50%	09/30/26	693	(5)	—	(5) (7) (8) (9)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26	620	615	620	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26	13,386	13,274	13,386	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.93%	S + 5.50%	09/30/26	2,384	2,377	2,384	(5) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.75%	05/18/29	3,676	(101)	(74)	(5) (7) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.90%	S + 6.75%	05/18/29	42,229	40,874	41,384	(5) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25	$3,503	$1,524	$1,532	(5) (7) (8) (9)
Diligent Corporation	Professional Services	11.21%	S + 5.75%	08/04/25	8,565	8,536	8,479	(5) (7) (8)
Diligent Corporation	Professional Services	11.21%	S + 5.75%	08/04/25	12,610	12,567	12,484	(5) (7) (8)
Diligent Corporation	Professional Services	11.21%	S + 6.25%	08/04/25	1,702	1,690	1,698	(5) (7) (8)
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25	1,073	1,065	1,070	(5) (7) (8)
Diligent Corporation	Professional Services	11.71%	S + 6.25%	08/04/25	20,343	20,191	20,293	(5) (7) (8)
iCIMS, Inc.	Professional Services	12.05%	S + 6.75%	08/18/28	3,639	197	135	(5) (7) (8) (9)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	39,752	39,238	38,559	(5) (7) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	7,733	—	(232)	(5) (7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.16%	S + 5.75%	11/30/27	15,197	15,008	15,045	(5) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.19%	S + 5.75%	11/30/27	15,447	15,236	15,292	(5) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27	2,696	79	85	(5) (7) (8) (9)
Pluralsight, Inc	Professional Services	13.47%	S + 8.00%	04/06/27	68,747	67,956	60,497	(5) (7) (8)
Pluralsight, Inc	Professional Services	13.47%	S + 8.00%	04/06/27	4,600	4,552	4,048	(5) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	15.48%	S + 10.00% (Incl. 3.50% PIK)	10/22/27	9,882	9,838	9,388	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	15.48%	S + 10.00% (Incl. 3.50% PIK)	10/22/27	32,217	31,948	30,606	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	15.48%	S + 10.00% (Incl. 3.50% PIK)	10/22/27	10,329	10,273	9,812	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.90%	S + 5.50%	02/10/27	30,318	30,101	30,091	(5)
MRI Software LLC	Real Estate Mgmt. & Development	10.90%	S + 5.50%	02/10/27	16,248	16,173	16,126	(5)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,143	(5)	(9)	(5) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(7) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.84%	S + 6.50%	07/01/27	80,545	80,545	79,740	(5) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	14,481	14,296	13,938	(5) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.40%	S + 6.25%	03/10/27	1,100	976	949	(5) (7) (8) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	1,518	1,508	1,461	(5) (7) (8)
Acquia, Inc.	Software	12.45%	S + 7.00%	10/31/25	1,933	627	613	(5) (7) (8) (9)
Acquia, Inc.	Software	12.74%	S + 7.00%	10/31/25	24,940	24,721	24,566	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.84%	S + 7.00%	07/01/26	4,160	1,626	1,498	(5) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.61%	S + 8.00%	07/01/26	2,127	2,127	2,084	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.58%	S + 7.00%	07/01/26	35,280	34,916	33,869	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	07/01/26	5,900	5,900	5,782	(5) (7) (8)
CivicPlus LLC	Software		S + 6.50% (Incl. 2.50% PIK)	08/24/27	1,112	(15)	(14)	(5) (7) (8) (9)
CivicPlus LLC	Software	11.99%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	2,778	2,738	2,743	(5) (7) (8)
CivicPlus LLC	Software	11.99%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	5,908	5,827	5,834	(5) (7) (8)
CivicPlus LLC	Software	11.99%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	5,963	5,882	5,888	(5) (7) (8)
CloudBees, Inc.	Software	12.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,416	10,992	11,416	(5) (7) (8)
CloudBees, Inc.	Software	12.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	26,719	25,787	26,719	(5) (7) (8)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27	5,023	2,491	2,463	(5) (7) (8) (9)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27	47,035	46,634	46,330	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 3.50%	01/17/31	1,645	(16)	(16)	(5) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.78%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	$11,620	$11,507	$11,504	(5) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	1,736	(10)	(17)	(5) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28	1,583	1,568	1,576	(7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28	37,431	37,364	37,244	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	4,244	(7)	(21)	(7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	11,671	(10)	(58)	(7) (8) (9)
Pioneer Buyer I, LLC	Software	12.31%	S + 7.00% PIK	11/01/28	18,161	17,959	18,116	(5) (7) (8)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27	2,518	(30)	(6)	(5) (7) (8) (9)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28	4,387	4,347	4,387	(5) (7) (8)
Rubrik, Inc.	Software	12.47%	S + 7.00%	08/17/28	613	204	209	(5) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.67%	S + 6.25%	07/02/27	37,327	36,979	36,767	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.67%	S + 6.25%	07/02/27	11,198	11,064	11,030	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.66%	S + 6.25%	07/02/27	4,479	2,201	2,172	(5) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.69%	S + 6.25%	07/02/27	3,239	3,166	3,191	(5) (7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	12,100	12,032	11,979	(5) (7) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	980	(5)	(10)	(5) (7) (8) (9)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	9,309	9,248	9,216	(5) (7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,917	2,895	2,888	(5) (7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,144	2,132	2,123	(5) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.84%	S + 6.50%	07/01/27	2,072	2,031	2,051	(5) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/29	2,387	—	—	(5) (7) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	10,230	—	—	(5) (7) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	03/01/31	18,755	—	—	(5) (7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	15,626	4,488	4,343	(5) (7) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.08%	S + 5.75%	10/07/30	19,837	19,365	19,341	(5) (7) (8)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	20,283	20,139	20,182	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	1,740	1,727	1,731	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	1,245	1,236	1,239	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.43%	S + 5.98%	11/01/28	1,803	1,790	1,794	(5) (7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.45%	S + 5.00%	04/02/25	37,599	37,339	37,411	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						2,365,610	2,288,565
1st Lien/Last-Out Unitranche (13) - 1.74%
EDB Parent, LLC (dba Enterprise DB)	Software	12.08%	S + 6.75%	07/07/28	$17,879	$17,515	$17,521	(5) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.08%	S + 6.75%	07/07/28	6,958	3,702	3,563	(5) (7) (8) (9)
Total 1st Lien/Last-Out Unitranche						21,217	21,084
2nd Lien/Senior Secured Debt - 0.31%
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	$14,704	$—	$—	(5) (7) (8) (14)
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	5,052	3,789	3,789	(5) (7) (8) (14)
Total 2nd Lien/Senior Secured Debt						3,789	3,789

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Unsecured Debt - 0.61%
CivicPlus LLC	Software	17.00%	S + 11.75%	06/09/34	$7,624	$7,466	$7,433	(5) (7) (8)
Total Unsecured Debt						7,466	7,433
Total United States						$2,398,082	$2,320,871
Total Debt Investments						$2,481,903	$2,404,123

Investment (1)	Industry (2)	Initial Acquisition Date(15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.47%
United States - 4.47%
Common Stock - 1.05%
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	$—	$887	(7) (8) (14)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,869	(7) (8) (11) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,296	(7) (8) (14)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	1,822	(7) (8) (14)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(7) (8) (11) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,656	(7) (8) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	2,143	(7) (8) (14)
Total Common Stock				10,996	12,673
Preferred Stock - 3.40%
Foundation Software	Construction & Engineering	08/31/20	912	$912	$1,255	(7) (8) (14)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(7) (8) (11) (14) (16)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,052	(7) (8) (14)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,848	(7) (8) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,254	(7) (8) (14)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	11,852	(7) (8) (14)
Total Preferred Stock				34,187	41,261
Warrants - 0.02%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$223	(7) (8) (14)
Total Warrants				1,666	223
Total United States				$46,849	$54,157
Total Equity Securities				$46,849	$54,157
Total Investments - 202.71%				$2,528,752	$2,458,280
Investments in Affiliated Money Market Fund - 8.98%
United States - 8.98%
Goldman Sachs Financial Square Government Fund - Institutional Shares			108,838,209	$108,838	$108,838	(5) (17) (18)
Total Investments in Affiliated Money Market Fund				108,838	108,838
Total United States				$108,838	$108,838
Total Investments and Investments in Affiliated Money Market Fund - 211.69%				$2,637,590	$2,567,118

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2024, 1 month S was 5.33%, 3 month S was 5.30%, 6 month S was 5.22%, SN was 5.19%, and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("EUR"), Great British Pound (“GBP”), or Canadian Dollar ("CAD").
(5)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, the aggregate fair value of these securities is $133,058 or 5.04% of the Company’s total assets.
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $54,157 or 4.47% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Amount rounds to less than $1.
(17)
The annualized seven-day yield as of March 31, 2024 is 5.21%.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 204.80%
Canada - 4.75%
1st Lien/Senior Secured Debt - 4.75%
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		$17,147	$16,988	$16,804	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		3,118	(26)	(62)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		7,015	6,941	6,875	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.50%	S + 6.00%	11/06/26		8,458	8,394	8,353	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		P + 6.00%	11/06/26		1,160	(6)	(14)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.50%	S + 6.00%	11/06/26		5,396	5,313	5,328	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.71%	S + 6.25%	05/25/27		19,155	18,917	18,915	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(36)	(38)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							56,485	56,161
Total Canada							$56,485	$56,161
United Kingdom - 2.18%
1st Lien/Senior Secured Debt - 2.18%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP	5,814	$6,888	$7,207	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP	4,996	2,902	3,044	(5) (6) (7) (8) (9)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	10,810	14,316	13,503	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	1,678	2,134	2,096	(5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(37)	(55)	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							26,203	25,795
Total United Kingdom							$26,203	$25,795
United States - 197.87%
1st Lien/Senior Secured Debt - 195.60%
Thrasio, LLC	Broadline Retail		S + 7.00%	12/18/26		$35,972	$35,555	$21,224	(5) (7) (8) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.35%	S + 4.00%	10/02/28		15,410	15,410	14,524	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.02%	S + 5.50%	09/18/25		470	466	457	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.02%	S + 5.50%	09/18/25		3,475	3,446	3,379	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.03%	S + 5.50%	09/18/25		679	673	660	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.01%	S + 5.50%	09/18/25		1,358	1,341	1,320	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.03%	S + 5.50%	09/18/25		507	501	493	(5) (7) (8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.52%	S + 6.00%	12/16/26		2,033	2,015	1,952	(5) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.20%	S + 5.75%	11/30/26		25,740	25,463	19,305	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		4,201	4,074	3,067	(7) (8) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		8,172	8,083	6,129	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		6,552	6,479	4,914	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		3,268	3,227	2,451	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.14%	S + 5.50%	06/29/27		29,331	29,054	28,598	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		858	(8)	(21)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.47%	S + 6.13%	08/31/27		39,771	39,173	39,075	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26		5,134	(58)	(90)	(7) (8) (9)

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

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(14)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.51%
United States - 4.51%
Common Stock - 1.06%
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	$—	$758	(7) (8) (15)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,746	(7) (8) (11) (15)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,985	(7) (8) (15)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	2,099	(7) (8) (15)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(7) (8) (11) (15)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,668	(7) (8) (15)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	2,266	(7) (8) (15)
Total Common Stock				10,996	12,522
Preferred Stock - 3.43%
Foundation Software	Construction & Engineering	08/31/20	912	$912	$1,227	(7) (8) (15)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(7) (8) (11) (15) (16)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,029	(7) (8) (15)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,700	(7) (8) (15)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,057	(7) (8) (15)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	11,549	(7) (8) (15)
Total Preferred Stock				34,187	40,562
Warrants - 0.02%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$220	(7) (8) (15)
Total Warrants				1,666	220
Total United States				$46,849	$53,304
Total Equity Securities				$46,849	$53,304
Total Investments - 209.31%				$2,555,996	$2,476,760
Investments in Affiliated Money Market Fund - 21.62%
United States - 21.62%
Goldman Sachs Financial Square Government Fund - Institutional Shares			255,823,737	$255,824	$255,824	(5) (17) (18)
Total Investments in Affiliated Money Market Fund				255,824	255,824
Total United States				$255,824	$255,824
Total Investments and Investments in Affiliated Money Market Fund - 230.93%				$2,811,820	$2,732,584

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either L, S, SN, or alternate base rate (commonly based on the P, unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2023, rates for the 3 month and 1 month L were 5.59% and 5.47%, respectively. As of December 31, 2023, 1 month S was 5.35%, 3 month S was 5.33%, 6 month S was 5.16%, SN, was 5.19%, and P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, EUR, GBP, or CAD.
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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$894	$158

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 3.7% and 2.2% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 3.7% and 2.4% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2024 and December 31, 2023, the Company held $41,785 and $23,308 in cash. Foreign currency of $2,243 and $2,531 (acquisition cost of $2,249 and $2,483) is included in cash as of March 31, 2024 and December 31, 2023.

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

For the three months ended March 31, 2024 and 2023, Management Fees amounted to $4,451 and $4,633. As of March 31, 2024, $4,451 remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company accrued unvested Incentive Fees of $5,186 and $1,363. As of March 31, 2024, $56,863 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2024 and 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $385 and $413. As of March 31, 2024, $400 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $29 and $35. As of March 31, 2024, $29 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$133,325	$(280,311)	$—	$—	$108,838	$1,902
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	187	(25)	—	243	15,199	408
MedeAnalytics Inc	6,277	—	—	—	70	6,347	—
Total Non-Controlled Affiliates	$276,895	$133,512	$(280,336)	$—	$313	$130,384	$2,310
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$812,120	$(678,795)	$—	$—	$255,824	$7,605
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	3,594	(99)	—	591	14,794	1,342
MedeAnalytics Inc	—	6,075	-	—	202	6,277	-
Total Non-Controlled Affiliates	$133,207	$821,789	$(678,894)	$—	$793	$276,895	$8,947

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, there were $12 and $190, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,449,431	$2,371,817	$2,481,925	$2,396,480
1st Lien/Last-Out Unitranche	21,217	21,084	20,650	20,410
2nd Lien/Senior Secured Debt	3,789	3,789	—	—
Unsecured Debt	7,466	7,433	6,572	6,566
Preferred Stock	34,187	41,261	34,187	40,562
Common Stock	10,996	12,673	10,996	12,522
Warrants	1,666	223	1,666	220
Total investments	$2,528,752	$2,458,280	$2,555,996	$2,476,760

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	18.6%	37.7%	18.3%	38.2%
Software	16.8	34.1	17.5	36.6
Professional Services	11.2	22.7	11.4	23.8
Health Care Technology	10.1	20.6	9.9	20.8
Financial Services	7.5	15.2	7.3	15.3
Real Estate Mgmt. & Development	7.1	14.5	7.3	15.4
Diversified Consumer Services	6.3	12.7	6.1	12.7
IT Services	3.5	7.1	3.4	7.2
Health Care Equipment & Supplies	2.8	5.7	2.6	5.5
Commercial Services & Supplies	2.5	5.0	2.7	5.6
Trading Companies & Distributors	2.0	4.0	2.0	4.1
Entertainment	1.9	3.8	1.9	3.9
Construction & Engineering	1.9	3.8	1.8	3.8
Independent Power and Renewable Electricity Producers	1.8	3.5	1.7	3.6
Transportation Infrastructure	1.5	3.1	1.5	3.1
Hotels, Restaurants & Leisure	1.3	2.7	1.3	2.8
Insurance	1.1	2.2	1.1	2.2
Chemicals	0.9	1.7	0.8	1.8
Broadline Retail	0.7	1.5	0.9	1.8
Pharmaceuticals	0.5	1.1	0.5	1.1
Total	100.0%	202.7%	100.0%	209.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2024	December 31, 2023
United States	96.6%	96.7%
Canada	2.3	2.3
United Kingdom	1.1	1.0
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,171,771	Discounted cash flows	Discount Rate	8.7% - 52.4%	11.8%
	$54,651	Comparable multiples	EV/Revenue	0.4x - 2.8x	1.9x
1st Lien/Last-Out Unitranche	$21,084	Discounted cash flows	Discount Rate	—	11.9%
2nd Lien/Senior Secured Debt	$3,789	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$7,433	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$18,955	Comparable multiples	EV/EBITDA(6)	13.3x - 31.2x	28.7x
	$22,306	Comparable multiples	EV/Revenue	4.0x - 5.7x	4.6x
Common Stock	$9,017	Comparable multiples	EV/EBITDA(6)	9.3x - 17.5x	13.4x
	$3,656	Comparable multiples	EV/Revenue	—	14.7x
Warrants	$223	Comparable multiples	EV/Revenue	—	4.0x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,161,922	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.0%
	$35,866	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$60,053	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.7x
1st Lien/Last-Out Unitranche	$20,410	Discounted cash flows	Discount Rate	—	11.7%
Unsecured Debt	$6,566	Discounted cash flows	Discount Rate	—	17.2%
Equity
Preferred Stock	$18,476	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	28.7x
	$22,086	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$8,854	Comparable multiples	EV/EBITDA(6)	9.3x - 17.5x	13.3x
	$3,668	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$220	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of March 31, 2024, included within Level 3 assets of $2,414,772 is an amount of $101,887 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,200,288 or 93.2% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$43,508	$2,328,309	$2,371,817	$—	$64,116	$2,332,364	$2,396,480
1st Lien/Last-Out Unitranche	—	—	21,084	21,084	—	—	20,410	20,410
2nd Lien/Senior Secured Debt	—	—	3,789	3,789	—	—	—	—
Unsecured Debt	—	—	7,433	7,433	—	—	6,566	6,566
Preferred Stock	—	—	41,261	41,261	—	—	40,562	40,562
Common Stock	—	—	12,673	12,673	—	—	12,522	12,522
Warrants	—	—	223	223	—	—	220	220
Investments in Affiliated Money Market Fund	108,838	—	—	108,838	255,824	—	—	255,824
Total	$108,838	$43,508	$2,414,772	$2,567,118	$255,824	$64,116	$2,412,644	$2,732,584

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$2,332,364	$97,702	$(15,639)	$7,872	$(117,442)	$2,972	$45,552	$(25,072)	$2,328,309	$(2,025)
1st Lien/Last-Out Unitranche	20,410	550	—	106	—	18	—	—	21,084	106
2nd Lien/Senior Secured Debt	—	3,789	—	—	—	—	—	—	3,789	—
Unsecured Debt	6,566	890	—	(27)	—	4	—	—	7,433	(27)
Preferred Stock	40,562	—	—	699	—	—	—	—	41,261	699
Common Stock	12,522	—	—	151	—	—	—	—	12,673	151
Warrants	220	—	—	3	—	—	—	—	223	3
Total assets	$2,412,644	$102,931	$(15,639)	$8,804	$(117,442)	$2,994	$45,552	$(25,072)	$2,414,772	$(1,093)
For the Three Months Ended March 31, 2023
1st Lien/Senior Secured Debt	$2,501,677	$36,698	$6	$(35,253)	$(21,077)	$2,406	$—	$(24,504)	$2,459,953	$(36,154)
1st Lien/Last-Out Unitranche	18,243	539	—	(22)	—	22	—	—	18,782	(22)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	461	—	(12)	—	(4)	—	—	5,997	(12)
Preferred Stock	40,994	—	—	2,443	—	—	—	—	43,437	2,443
Common Stock	11,903	—	—	840	—	—	—	—	12,743	840
Warrants	551	—	—	(337)	—	—	—	—	214	(337)
Total assets	$2,578,920	$37,698	$6	$(32,341)	$(21,077)	$2,424	$—	$(24,504)	$2,541,126	$(33,242)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 191% and 181%.

The Company’s outstanding debt was as follows:

	March 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility(1)	$50,050	$50,050	$—	$50,050	$50,050	$—
JPM Revolving Credit Facility(2)	1,650,000	314,721	1,336,058	1,650,000	184,721	1,466,263
Total debt	$1,700,050	$364,771	$1,336,058	$1,700,050	$234,771	$1,466,263

(1)
Provides, under certain circumstances, a total borrowing capacity of $50,050.
(2)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $1,315,500, in CAD of CAD 150 and in GBP of GBP 16,200. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500, in CAD of CAD 150 and in GBP of GBP 16,200.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 8.16% and the year ended December 31, 2023 was 7.96%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 was $1,384,179 and the year ended December 31, 2023 was $1,489,172.

MUFG Revolving Credit Facility

The Company entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and lender. The Company amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 4, 2023.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50,050 as of March 31, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility was May 3, 2024, following the Company’s exercise of its maturity extension on October 5, 2023. See Note 11 "Subsequent Events."

As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

The MUFG Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The MUFG Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of March 31, 2024, the Company was in compliance with these covenants.

Costs of $6,037 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $19 and $70.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$—	$386
Facility fees	49	89
Amortization of financing costs	54	189
Total	$103	$664
Weighted average interest rate	0.00%	7.05%
Average outstanding balance	$—	$22,222

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. The Company amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and March 14, 2024.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated March 14, 2024. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2024, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of March 31, 2024, the Company was in compliance with these covenants.

Costs of $14,984 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2024 and December 31, 2023, outstanding deferred financing costs were $7,653 and $8,412.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$28,090	$27,320
Facility fees	1,307	462
Amortization of financing costs	769	627
Total	$30,166	$28,409
Weighted average interest rate	8.16%	7.56%
Average outstanding balance	$1,384,179	$1,465,296

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,160	$1,160
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	110	275
Acquia, Inc.	1,291	982
Admiral Buyer, Inc. (dba Fidelity Payment Services)	3,841	8,840
AQ Helios Buyer, Inc. (dba SurePoint)	2,496	2,912
Assembly Intermediate LLC	6,984	6,984
Bigchange Group Limited	2,943	2,753
BSI3 Menu Buyer, Inc (dba Kydia)	641	1,924
Bullhorn, Inc.	693	693
Businessolver.com, Inc.	1,863	2,071
Capitol Imaging Acquisition Corp.	9,170	9,170
Charger Debt Merger Sub, LLC (dba Classic Collision)	31,083	—
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,676	2,390
CivicPlus LLC	1,112	734
Clearcourse Partnership Acquireco Finance Limited	3,118	3,148
Coding Solutions Acquisition, Inc.	1,260	1,260
CorePower Yoga LLC	633	633
Diligent Corporation	1,962	1,611
ESO Solutions, Inc	1,317	1,317
Experity, Inc.	3,023	3,023
Fullsteam Operations LLC	835	1,264
Gainsight, Inc.	2,484	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749

	Unfunded Commitment Balances(1)
	March 31, 2024	December 31, 2023
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$3,381	$1,776
Governmentjobs.com, Inc. (dba NeoGov)	15,915	15,915
GS AcquisitionCo, Inc. (dba Insightsoftware)	914	914
Harrington Industrial Plastics, LLC	10,892	2,029
HealthEdge Software, Inc.	3,400	3,400
Helios Buyer, Inc. (dba Heartland)	2,199	2,199
Honor HN Buyer, Inc	10,093	10,093
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	716	716
iCIMS, Inc.	11,129	11,159
Intelligent Medical Objects, Inc.	2,741	3,035
Kaseya Inc.	1,705	1,705
LS Clinical Services Holdings, Inc (dba CATO)	1,790	1,215
MerchantWise Solutions, LLC (dba HungerRush)	650	2,762
Millstone Medical Outsourcing, LLC	1,632	1,998
MRI Software LLC	1,143	1,143
NFM & J, L.P. (dba the Facilities Group)	2,584	2,696
PDDS Holdco, Inc. (dba Planet DDS)	2,627	3,686
Pioneer Buyer I, LLC	2,518	3,900
Premier Care Dental Management, LLC	2,769	2,400
Prophix Software Inc. (dba Pound Bidco)	3,118	3,118
Riverpoint Medical, LLC	1,354	1,354
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik, Inc.	404	551
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	4,760	4,930
SpendMend, LLC	3,823	4,037
StarCompliance Intermediate, LLC	713	943
Sundance Group Holdings, Inc. (dba NetDocuments)	2,240	2,240
Sunstar Insurance Group, LLC	14,347	14,580
Superman Holdings, LLC (dba Foundation Software)	6,086	6,086
Sweep Purchaser LLC	4,201	84
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	1,535	2,302
Total Vision LLC	1,720	1,720
USN Opco LLC (dba Global Nephrology Solutions)	894	894
Volt Bidco, Inc. (dba Power Factors)	4,934	5,198
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	1,356	1,969
Wellness AcquisitionCo, Inc. (dba SPINS)	5,545	6,100
Whitewater Holding Company LLC	545	2,247
WorkForce Software, LLC	980	980
Zarya Intermediate, LLC (dba iOFFICE)	8,383	1,198
CFS Management, LLC (dba Center for Sight Management)	—	618
DECA Dental Holdings LLC	—	207
One GI LLC	—	3,246
Pluralsight, Inc	—	1,026
Total 1st Lien/Senior Secured Debt	$235,934	$202,500
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$3,256	$3,806
Total 1st Lien/Last-Out Unitranche	$3,256	$3,806
Total	$239,190	$206,306
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2024 and 2023.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44

The Company did not make a distribution for the three months ended March 31, 2023.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per unit:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net increase in Members’ Capital from operations	$29,384	$7,722
Weighted average Units outstanding	13,854,750	13,694,584
Basic and diluted earnings per unit	$2.12	$0.56

Diluted earnings per unit equal basic earnings per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Unit Data:(1)
NAV, beginning of period	$85.41	$90.58
Net investment income	2.61	3.05
Net realized and unrealized gains (losses)(2)	(0.49)	(2.45)
Income tax provision, realized and unrealized gains	—	(0.03)
Net increase in Members’ Capital from operations(2)	$2.12	$0.57
Total increase (decrease) in Members’ Capital	$2.12	$0.57
NAV, end of period	$87.53	$91.15
Units outstanding, end of period	13,854,750	13,694,584
Weighted average units outstanding	13,854,750	13,694,584
Total return based on NAV(3)	2.48%	0.63%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,212,662	$1,248,232
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.94%	1.92%
Ratio of interest and other debt expenses to average Members’ Capital	10.16%	9.48%
Ratio of incentive fees to average Members’ Capital	0.43%	0.11%
Ratio of total expenses to average Members’ Capital	12.53%	11.51%
Ratio of net investment income to average Members’ Capital	13.42%	13.96%
Portfolio turnover	4%	1%

(1)
The per unit data was derived by using the weighted average units outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distributions recorded per unit for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)
Calculated as the change in NAV per unit during the period plus dividends recorded per unit, divided by the beginning NAV per unit.
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

On May 1, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per unit, including net investment income (if positive) for the period April 1, 2024 through June 30, 2024, payable on or about July 29, 2024 to Unitholders of record as of July 2, 2024.

The MUFG Revolving Credit Facility matured on May 3, 2024 and was terminated in accordance with its terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC, together with its consolidated subsidiaries, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2024, we have originated approximately $4.18 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2023.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), and the revolving credit facility between the Company and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility” and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 191% and 181%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,449.43	$2,371.82	$2,481.92	$2,396.48
First Lien/Last-Out Unitranche	21.22	21.09	20.65	20.41
Second Lien/Senior Secured Debt	3.79	3.79	—	—
Unsecured Debt	7.46	7.43	6.57	6.57
Preferred Stock	34.19	41.26	34.19	40.56
Common Stock	10.99	12.67	11.00	12.52
Warrants	1.67	0.22	1.67	0.22
Total investments	$2,528.75	$2,458.28	$2,556.00	$2,476.76

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.8%	13.1%	11.8%	12.9%
First Lien/Last-Out Unitranche(2)(3)	14.4	14.5	14.2	14.4
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	17.4	17.5	17.5	17.5
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.6%	12.8%	11.6%	12.7%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	88	87
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	6.0x
Weighted average interest coverage(3)	1.6x	1.6x
Median EBITDA(3)	$49.69 million	$49.91 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 34.6% and 38.0% of total debt investments at fair value.

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

	As of
	March 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$24.94	1.0%	$—	—%
Grade 2	2,282.43	92.9	2,354.84	95.1
Grade 3	94.26	3.8	61.87	2.5
Grade 4	56.65	2.3	60.05	2.4
Total Investments	2,458.28	100.0%	$2,476.76	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $24.94 million being upgraded from a grade 2 investment performance rating due to potential exits. The increase in investments with a grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $64.55 million being downgraded from a grade 2 investment performance rating to a grade 3 investment performance rating due to financial underperformance, and was partially offset by the restructuring of investments with an aggregate fair value of $32.80 million.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,434.53	96.3%	$2,461.87	96.3%
Non-accrual	94.22	3.7	94.13	3.7
Total Investments	$2,528.75	100.0%	$2,556.00	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$90.06	$0.95
Total	$90.06	$0.95
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$67.10	$5.39
Total	$67.10	$5.39
Net increase (decrease) in portfolio	$22.96	$(4.44)
Number of new portfolio companies with new investment commitments	1	—
Total new investment commitment amount in new portfolio companies	$31.08	$—
Average new investment commitment amount in new portfolio companies	$31.08	$—
Number of existing portfolio companies with new investment commitments	7	1
Total new investment commitment amount in existing portfolio companies	$58.98	$0.95
Weighted average remaining term for new investment commitments (in years)(2)	5.4	3.7
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.6%	9.9%
Weighted average yield on new investment commitments(5)	11.6%	9.9%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.8%	11.1%
Weighted average yield on investments sold or repaid(7)	11.8%	11.1%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Total investment income	$77.31	$78.16
Net expenses	(41.21)	(36.34)
Net investment income	36.10	41.82
Net realized gain (loss) on investments	(15.64)	0.01
Net unrealized appreciation (depreciation) on investments	8.76	(33.31)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.18	(0.39)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.02)	(0.41)
Net increase in members’ capital from operations	$29.38	$7.72

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest income	$68.08	$70.46
Payment-in-kind income	6.85	5.61
Dividend income	1.90	1.16
Other income	0.48	0.93
Total investment income	$77.31	$78.16

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $70.46 million for the three months ended March 31, 2023 to $68.08 million for the three months ended March 31, 2024. The decrease was primarily driven by the increase in the number of investments moving from cash only payments of interest to both cash and PIK payments of interest, which includes the impact of restructuring of certain investments and a decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,722.70 million as of March 31, 2023 to $2,528.75 million as of March 31, 2024.
•
PIK income from investments increased from $5.61 million for the three months ended March 31, 2023 to $6.85 million the three months ended March 31, 2024. The increase was due to the increase in the number of investments earning PIK income, which includes the impact of restructuring of certain investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Interest and other debt expenses	$30.27	$29.07
Management fees	4.45	4.63
Incentive fees	5.19	1.36
Professional fees	0.57	0.48
Directors’ fees	0.07	0.07
Other general and administrative expenses	0.66	0.73
Total expenses	$41.21	$36.34

In the table above:

•
Incentive Fees increased from $1.36 million for the three months ended March 31, 2023 to $5.19 million for the three months ended March 31, 2024. The increase was primarily driven by the increase in results of operations before incentive fees from $9.08 million for the three months ended March 31, 2023 to $34.57 million for the year ended March 31, 2024.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Sweep Purchaser LLC	$(15.74)	$—
Other, net	0.10	—	(1)
Net realized gain (loss) on investments	$(15.64)	$—

(1) Amount rounds to less than $0.01 million.

For the three months ended March 31, 2024, net realized losses were primarily driven by the restructuring of our first lien debt investment in Sweep Purchaser, LLC in March 2024, which resulted in a realized loss of $15.74 million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	($ in millions)
Unrealized appreciation	$23.93	$3.91
Unrealized depreciation	(15.17)	(37.22)
Net change in unrealized appreciation (depreciation) on investments	$8.76	$(33.31)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2024
($ in millions)
Portfolio Company:
Sweep Purchaser LLC	$11.48
Other, net (1)	7.59
Superman Holdings, LLC (dba Foundation Software)	0.83
MRI Software LLC	0.76
Governmentjobs.com, Inc. (dba NeoGov)	0.71
Whitewater Holding Company LLC	0.60
LS Clinical Services Holdings, Inc (dba CATO)	(0.39)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	(0.44)
Premier Imaging, LLC (dba Lucid Health)	(1.68)
Pluralsight, Inc	(5.19)
Thrasio, LLC	(5.51)
Total	$8.76

(1)
Includes gross unrealized appreciation of $9.56 million and gross unrealized depreciation of $(1.97) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Sweep Purchaser, LLC and tightening credit spreads, which was partially offset by the financial underperformance of Thrasio, LLC, Pluralsight Inc. and Premier Imaging, LLC (dba Lucid Health).

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our Revolving Credit Facilities, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities) was 191% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	March 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the three months ended March 31, 2024 and 2023.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$—	$—	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,336.06	$—	$1,336.06	$—	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2024, the Company had outstanding borrowings denominated in USD of $1,315.50 million, in Canadian Dollars (CAD) of 0.15 million and in British Pound (GBP) of 16.20 million.

MUFG Revolving Credit Facility

We entered into the MUFG Revolving Credit Facility on May 7, 2019 with MUFG Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, letter of credit issuer and a lender, and the other lenders from time to time party thereto. We amended the MUFG Revolving Credit Facility on numerous occasions between July 31, 2019 and May 4, 2023.

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50.05 million as of March 31, 2024. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility was May 3, 2024, following our exercising of its maturity extension on October 5, 2023. See "Recent Developments".

As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. The Company amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and March 14, 2024.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated March 14, 2024. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2024, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$235.93	$202.50
First Lien/Last-Out Unitranche	3.26	3.81
Total	$239.19	$206.31

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission ("CFTC") regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.

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

RECENT DEVELOPMENTS

On May 1, 2024, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period April 1, 2024 June 30, 2024, payable on or about July 29, 2024 to Unitholders of record as of July 2, 2024.

The MUFG Revolving Credit Facility matured on May 3, 2024 and was terminated in accordance with its terms.

In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers followed by other filers. However, in April 2024, the SEC stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

As of March 31, 2024 and December 31, 2023, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$56.30	$(30.17)	$26.13
Up 200 basis points	37.53	(20.12)	17.41
Up 100 basis points	18.77	(10.06)	8.71
Up 75 basis points	14.08	(7.54)	6.54
Up 50 basis points	9.38	(5.03)	4.35
Up 25 basis points	4.69	(2.51)	2.18
Down 25 basis points	(4.69)	2.51	(2.18)
Down 50 basis points	(9.38)	5.03	(4.35)
Down 75 basis points	(14.08)	7.54	(6.54)
Down 100 basis points	(18.77)	10.06	(8.71)
Down 200 basis points	(37.53)	20.12	(17.41)
Down 300 basis points	(56.30)	30.17	(26.13)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

10.1

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated March 14, 2024, by and among SPV, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as securities intermediary (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on March 20, 2024).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 9, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 9, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)