Form 10-Q
period 2024-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2024-08-13
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 13,854,750 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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
•
the impact of uncertainties relating to the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2024 (Unaudited)	December 31, 2023

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,349,981 and $2,535,850)	$2,246,481	$2,455,689
Non-controlled affiliated investments (cost of $40,236 and $20,146)	41,435	21,071
Total investments, at Fair value (cost of $2,390,217 and $2,555,996)	$2,287,916	$2,476,760
Investments in affiliated money market fund (cost of $121,263 and $255,824)	121,263	255,824
Cash	67,236	23,308
Interest and dividends receivable	22,002	26,195
Deferred financing costs	6,906	8,482
Other assets	386	341
Total assets	$2,505,709	$2,790,910
Liabilities
Debt	$1,266,088	$1,466,263
Interest and other debt expenses payable	27,021	31,301
Management fees payable	4,387	4,488
Incentive fees payable	54,463	51,677
Distribution payable	—	50,669
Accrued expenses and other liabilities	2,373	3,234
Total liabilities	$1,354,332	$1,607,632
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of June 30, 2024 and December 31, 2023)	1,322,298	1,322,298
Distributable earnings (loss)	(170,921)	(139,020)
Total members’ capital	$1,151,377	$1,183,278
Total liabilities and members’ capital	$2,505,709	$2,790,910
Net asset value per unit	$83.10	$85.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$65,993	$73,248	$133,663	$143,440
Payment-in-kind income	5,736	6,915	12,587	12,520
Other income	408	644	885	1,560
From non-controlled affiliated investments:
Dividend income	1,614	1,967	3,516	3,129
Interest income	461	291	863	566
Other income	5	10	11	21
Total investment income	$74,217	$83,075	$151,525	$161,236
Expenses:
Interest and other debt expenses	$28,647	$29,966	$58,916	$59,039
Management fees	4,387	4,683	8,838	9,316
Incentive fees	(2,400)	7,555	2,786	8,918
Professional fees	443	377	1,017	858
Directors’ fees	72	75	145	148
Other general and administrative expenses	632	668	1,289	1,390
Total expenses	$31,781	$43,324	$72,991	$79,669
Net investment income	$42,436	$39,751	$78,534	$81,567
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(24,317)	$(37,358)	$(39,956)	$(37,352)
Foreign currency and other transactions	32	10	67	8
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(31,790)	41,125	(23,339)	7,788
Non-controlled affiliated investments	(39)	231	274	261
Foreign currency translations	(26)	(596)	121	(982)
Net realized and unrealized gains (losses)	$(56,140)	$3,412	$(62,833)	$(30,277)
(Provision) benefit for taxes on realized gain/loss on investments	$203	$—	$218	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(95)	(352)	(131)	(757)
Net increase in members’ capital from operations	$(13,596)	$42,811	$15,788	$50,533
Weighted average units outstanding	13,854,750	13,750,906	13,854,750	13,722,900
Basic and diluted net investment income per unit	$3.06	$2.89	$5.67	$5.94
Basic and diluted earnings (loss) per unit	$(0.99)	$3.11	$1.13	$3.68

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Members’ capital at beginning of period	$1,212,662	$1,248,232	$1,183,278	$1,240,510
Increase in members’ capital from operations:
Net investment income	$42,436	$39,751	$78,534	$81,567
Net realized gain (loss)	(24,285)	(37,348)	(39,889)	(37,344)
Net change in unrealized appreciation (depreciation)	(31,855)	40,760	(22,944)	7,067
(Provision) benefit for taxes on realized gain/loss on investments	203	—	218	—
(Provision) benefit for unrealized appreciation/depreciation on investments	(95)	(352)	(131)	(757)
Net increase in members’ capital from operations	$(13,596)	$42,811	$15,788	$50,533
Distributions to unitholders from:
Distributable earnings	$(40,429)	$(41,500)	$(40,429)	$(41,500)
Capital gains	(7,260)	—	(7,260)	—
Total distributions to unitholders	$(47,689)	$(41,500)	$(47,689)	$(41,500)
Capital transactions:
Issuance of units	$—	$14,758	$—	$14,758
Net increase in members’ capital from capital transactions	$—	$14,758	$—	$14,758
Total increase in members’ capital	$(61,285)	$16,069	$(31,901)	$23,791
Members’ capital at end of period	$1,151,377	$1,264,301	$1,151,377	$1,264,301
Distributions per unit	$3.44	$3.03	$3.44	$3.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net increase in members’ capital from operations:	$15,788	$50,533
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(112,057)	(90,662)
Payment-in-kind interest capitalized	(16,041)	(11,544)
Investments in affiliated money market fund, net	134,561	(12,288)
Proceeds from sales of investments and principal repayments	260,698	53,962
Net realized (gain) loss	39,956	37,352
Net change in unrealized (appreciation) depreciation on investments	23,065	(8,049)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	47	(13)
Amortization of premium and accretion of discount, net	(6,777)	(5,084)
Amortization of deferred financing costs	1,617	1,650
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	4,193	6,794
(Increase) decrease in other assets	(45)	533
Increase (decrease) in interest and other debt expenses payable	(4,252)	3,530
Increase (decrease) in management fees payable	(101)	85
Increase (decrease) in incentive fees payable	2,786	8,918
Increase (decrease) in accrued expenses and other liabilities	(861)	480
Net cash provided by (used for) operating activities	$342,577	$36,197
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$14,758
Distributions paid	(98,358)	(119,568)
Financing costs paid	(69)	(410)
Borrowings on debt	—	69,491
Repayments of debt	(200,175)	(33,000)
Net cash provided by (used for) financing activities	$(298,602)	$(68,729)
Net increase (decrease) in cash	$43,975	$(32,532)
Effect of foreign exchange rate changes on cash and cash equivalents	(47)	13
Cash, beginning of period	23,308	36,657
Cash, end of period	$67,236	$4,138
Supplemental and non-cash activities
Interest expense paid	$58,955	$52,827
Exchange of investments	$112,031	$6,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 194.03%
Canada - 2.83%
1st Lien/Senior Secured Debt - 2.83%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.48%	S + 6.00%	11/06/26		$8,415	$8,358	$8,352	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 6.00%	11/06/26		1,160	(5)	(9)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.48%	S + 6.00%	11/06/26		5,368	5,299	5,328	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.69%	S + 6.25%	05/25/27		19,155	18,948	18,963	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(30)	(31)	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt							32,570	32,603
Total Canada							$32,570	$32,603
United Kingdom - 2.36%
1st Lien/Senior Secured Debt - 2.36%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 1.25% PIK)	07/25/28	GBP	6,094	$7,253	$7,491	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 1.25% PIK)	07/25/28	GBP	5,063	2,994	3,102	(5) (6) (7) (8) (9)
Bigchange Group Limited	Software	11.20%	SN + 6.00%	12/23/26	GBP	10,810	14,342	13,392	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.20%	SN + 6.00%	12/23/26	GBP	2,643	3,359	3,274	(5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(31)	(55)	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							27,917	27,204
Total United Kingdom							$27,917	$27,204
United States - 188.84%
1st Lien/Senior Secured Debt - 185.97%
Thrasio, LLC	Broadline Retail		S + 10.11%	06/18/29		$13,068	$11,402	$11,402	(6) (7) (8) (10) (11)
Thrasio, LLC	Broadline Retail	15.44%	S + 10.11%	06/18/29		4,243	4,233	4,233	(6) (7) (11)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.33%	S + 4.00%	10/02/28		15,333	15,333	15,026	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.94%	S + 5.50%	09/18/26		3,453	3,424	3,384	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		1,350	1,335	1,323	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		675	669	661	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		505	499	495	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.85%	S + 5.50%	09/18/26		470	341	335	(6) (7) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	12.00%	S + 6.50%	12/16/26		1,981	1,962	1,902	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.19%	S + 5.75% PIK	06/30/27		17,612	17,455	17,436	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.19%	S + 5.75%	06/30/27		9,596	9,552	9,548	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,201	(35)	(21)	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.09%	S + 5.50%	06/29/27		29,181	28,941	28,889	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(7)	(9)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.08%	S + 5.75%	08/31/27		39,570	39,043	39,570	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 5.75%	08/31/26		5,134	(47)	—	(6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.08%	S + 5.75%	08/31/27		3,997	3,920	3,997	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 5.75%	08/31/27		952	(9)	—	(6) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	10.58%	S + 5.25%	10/19/27		39,908	39,424	39,908	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	10.58%	S + 5.25%	10/19/27		9,977	6,879	6,984	(6) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27	$3,991	$(45)	$—	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.34%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	10,175	10,143	8,954	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	633	(2)	(76)	(6) (7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.34%	S + 6.00%	12/15/26	17,289	17,146	16,727	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.18%	S + 5.75%	12/15/26	14,479	14,406	13,899	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.34%	S + 6.00%	12/15/26	13,267	13,199	12,836	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.43%	S + 6.00%	12/15/26	7,168	7,096	6,935	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,199	(18)	(71)	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	9,702	9,575	9,629	(6) (7) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	6,800	6,698	6,749	(6) (7) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.46%	S + 6.00%	07/06/27	1,700	1,271	1,279	(6) (7) (9) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	15,391	15,199	15,237	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	5,166	5,099	5,115	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.23%	S + 5.75%	12/21/27	5,134	5,069	5,082	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.49%	S + 6.00%	12/21/27	2,875	2,833	2,868	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.24%	S + 5.75%	12/21/27	2,100	1,734	1,738	(6) (7) (8) (9)
Checkmate Finance Merger Sub, LLC	Entertainment	11.68%	S + 6.25%	12/31/27	27,670	27,320	27,324	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.25%	12/31/27	2,831	(33)	(35)	(6) (7) (8) (9)
Picture Head Midco LLC	Entertainment	13.09%	S + 7.50% (Incl. 0.75% PIK)	12/31/24	19,305	19,260	17,375	(6) (7) (8) (12)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.83%	S + 5.50%	05/08/28	21,962	21,803	21,798	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,881	(21)	(22)	(6) (7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.84%	S + 5.50%	05/08/28	958	941	951	(6) (7) (8)
Aria Systems, Inc.	Financial Services	13.46%	S + 8.00%	06/30/26	24,422	24,226	24,056	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.46%	S + 6.00%	01/25/28	48,084	47,542	44,718	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.46%	S + 6.00%	01/25/28	1,924	1,262	1,148	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	3,045	2,947	3,015	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	958	698	713	(6) (7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.74%	S + 8.25%	11/27/29	426	241	246	(6) (7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	170	(5)	(2)	(6) (7) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.58%	S + 5.25%	05/25/28	22,502	22,311	22,390	(6) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	10.58%	S + 5.25%	05/25/28	914	114	117	(6) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	19,481	19,208	17,728	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	4,911	4,195	3,819	(6) (7) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.33%	S + 6.00%	06/01/28	2,485	2,451	2,261	(6) (7)
StarCompliance Intermediate, LLC	Financial Services	12.18%	S + 6.75%	01/12/27	14,400	14,262	14,256	(6) (7) (8)
StarCompliance Intermediate, LLC	Financial Services	12.18%	S + 6.75%	01/12/27	2,319	2,295	2,296	(6) (7) (8)
StarCompliance Intermediate, LLC	Financial Services	12.18%	S + 6.75%	01/12/27	2,300	1,567	1,564	(6) (7) (9)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.49%	S + 6.00%	12/06/25	8,442	8,361	8,252	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	6,141	6,116	5,957	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	2,910	2,889	2,823	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	$2,890	$2,872	$2,803	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	2,647	2,636	2,568	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.94%	S + 5.50%	12/06/25	1,365	1,359	1,324	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.73%	S + 5.25%	06/23/25	13,308	13,264	13,142	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.73%	S + 5.25%	06/23/25	9,425	9,410	9,307	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.98%	S + 5.25%	06/23/25	4,654	4,602	4,596	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.69%	S + 5.25%	06/23/25	1,806	901	880	(6) (7) (8) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.71%	S + 6.25%	07/02/25	18,514	18,448	18,421	(6) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	11.07%	S + 5.75%	12/03/27	19,451	19,212	18,770	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.09%	S + 6.50%	10/01/26	39,219	38,882	38,532	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	9,170	(48)	(160)	(6) (7) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	17,861	17,861	16,075	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	4,501	4,501	4,050	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	1,741	1,741	1,567	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	14.60%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	297	297	267	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	13,352	13,155	13,219	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	4,053	3,989	4,013	(6) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	10.84%	S + 5.50%	05/11/28	1,938	656	659	(6) (7) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	11.25%	S + 5.75%	06/15/27	20,377	20,222	17,116	(6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.25%	S + 5.75%	06/15/27	342	339	287	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.93%	S + 5.50%	08/28/28	19,118	18,870	18,544	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.93%	S + 5.50%	08/28/28	2,012	1,987	1,952	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.94%	S + 5.50%	08/26/27	1,552	1,535	1,505	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.23%	S + 5.75%	10/15/27	21,544	21,285	21,490	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.24%	S + 5.75%	10/15/27	19,420	14,169	14,371	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.23%	S + 5.75%	10/15/27	13,624	13,447	13,589	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	13.25%	P + 4.75%	10/15/27	2,542	289	311	(6) (7) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.23%	S + 5.75%	12/15/27	9,092	8,978	9,001	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		P + 4.75%	12/15/27	1,998	(23)	(20)	(6) (7) (8) (9)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	20,657	20,515	19,417	(6) (7) (8)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	10,151	10,069	9,542	(6) (7) (8)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	8,589	8,530	8,073	(6) (7) (8)
One GI LLC	Health Care Providers & Services	12.19%	S + 6.75%	12/22/25	5,570	5,519	5,236	(6) (7) (8)
One GI LLC	Health Care Providers & Services	12.18%	S + 6.75%	12/22/25	3,246	3,226	3,052	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	16,885	16,850	13,508	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	11,009	10,980	8,807	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	4,661	4,649	3,729	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	13.60%	S + 8.00%	01/02/25	2,985	2,977	2,388	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	12,028	11,889	11,908	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	5,304	2,400	2,391	(6) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
SpendMend, LLC	Health Care Providers & Services	10.98%	S + 5.50%	03/01/28	$1,605	$623	$626	(6) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.73%	S + 6.25%	08/15/25	16,304	16,216	15,978	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.72%	S + 6.25%	08/15/25	8,816	8,759	8,640	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.73%	S + 6.25%	08/15/25	7,056	7,006	6,915	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.75%	S + 6.25%	08/15/25	3,917	3,885	3,838	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.73%	S + 6.25%	08/15/25	3,844	3,821	3,767	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.71%	S + 6.25%	08/15/25	2,361	1,139	1,104	(6) (7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	15,288	15,129	14,906	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.61%	S + 6.00%	07/15/26	8,845	8,740	8,624	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	4,483	4,443	4,371	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.59%	S + 6.00%	07/15/26	2,241	2,221	2,185	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(10)	(29)	(6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	19,731	19,549	19,139	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	8,529	8,464	8,273	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	6,858	6,813	6,652	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.98%	S + 5.50%	12/21/26	2,812	1,893	1,834	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology	10.93%	S + 5.50%	12/01/27	16,444	16,342	16,321	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.93%	S + 5.50%	12/01/27	2,451	579	569	(6) (7) (8) (9)
ESO Solutions, Inc.	Health Care Technology	12.35%	S + 7.00%	05/03/27	36,294	35,906	35,931	(6) (7) (8)
ESO Solutions, Inc.	Health Care Technology	12.34%	S + 7.00%	05/03/27	3,292	2,602	2,601	(6) (7) (8) (9)
Experity, Inc.	Health Care Technology	11.18%	S + 5.75%	02/24/28	33,491	33,397	32,821	(6) (7) (8)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	3,023	(8)	(60)	(6) (7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.83%	S + 5.50%	06/24/26	14,363	14,252	14,148	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.83%	S + 5.50%	06/24/26	2,513	2,501	2,475	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,749	(13)	(26)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.83%	S + 5.50%	06/24/26	939	933	925	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	33,117	32,829	32,869	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 5.50%	04/09/26	3,400	(28)	(26)	(6) (7) (8) (9)
HealthEdge Software, Inc.	Health Care Technology	10.94%	S + 5.50%	04/09/26	3,068	3,068	3,045	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.82%	S + 5.50%	05/11/29	11,215	11,048	10,935	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.82%	S + 5.50%	05/11/29	1,419	1,396	1,383	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.50%	05/11/28	1,396	(19)	(35)	(6) (7) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	9,333	6,057	6,347	(6) (7) (8) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	22,055	21,731	22,000	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	7,351	6,152	6,134	(6) (7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	2,145	2,129	2,140	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.98%	S + 7.50%	07/18/28	1,705	488	507	(6) (7) (9)
WebPT, Inc.	Health Care Technology	12.20%	S + 6.75%	01/18/28	12,701	12,453	12,447	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.18%	S + 6.75%	01/18/28	12,434	12,313	12,185	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.19%	S + 6.75%	01/18/28	2,146	288	264	(6) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
WebPT, Inc.	Health Care Technology	12.13%	S + 6.75%	01/18/28	$1,811	$1,791	$1,775	(6) (7) (8)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	49,996	45,659	13,999	(6) (7) (8) (10)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,000	6,843	1,960	(6) (7) (10)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.19%	S + 5.75%	07/09/25	26,081	25,972	25,951	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.19%	S + 5.75%	07/09/25	5,410	5,377	5,383	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	11.19%	S + 5.75%	07/09/25	2,186	1,632	1,629	(6) (7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.83%	S + 6.50%	08/11/27	31,886	31,504	31,248	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.83%	S + 6.50%	08/11/27	6,081	6,081	5,960	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.83%	S + 6.50%	08/11/27	3,876	3,523	3,446	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(38)	(67)	(6) (7) (9)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	18,077	13,583	13,696	(6) (7) (9)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	11,828	11,717	11,769	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	7,489	7,421	7,452	(6) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	3,503	1,369	1,384	(6) (7) (9)
Sunstar Insurance Group, LLC	Insurance	11.69%	S + 6.25%	10/09/26	333	332	332	(6) (7) (8)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	17,261	17,066	17,261	(6) (7) (8)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	1,013	244	255	(6) (7) (8) (9)
Kaseya Inc.	IT Services	10.83%	S + 5.50%	06/25/29	1,011	107	113	(6) (7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.95%	S + 5.50%	01/20/27	19,894	19,701	19,795	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.94%	S + 5.50%	01/20/27	3,694	1,624	1,641	(6) (7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(21)	(12)	(6) (7) (9)
WSO2, Inc.	IT Services	12.96%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	30,532	30,247	30,532	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.86%	S + 7.25%	12/16/27	15,004	14,790	13,204	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.83%	S + 7.25%	06/16/27	2,008	1,781	1,567	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	13,386	13,250	13,386	(6) (7) (8)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	2,384	2,372	2,384	(6) (7) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	693	(6)	—	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	620	614	620	(6) (7) (8)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	278	275	278	(6) (7) (8)
Bullhorn, Inc.	Professional Services	10.34%	S + 5.00%	10/01/29	221	219	221	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.40%	S + 6.25%	05/18/29	42,121	40,819	41,700	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29	3,676	(97)	(37)	(6) (7) (8) (9)
Diligent Corporation	Professional Services	10.34%	S + 5.00%	08/02/30	52,988	52,598	52,590	(6) (7) (8)
Diligent Corporation	Professional Services	10.34%	S + 5.00%	08/02/30	9,084	9,017	9,015	(6) (7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(40)	(41)	(6) (7) (8) (9)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,255	(38)	(39)	(6) (7) (8) (9)
iCIMS, Inc.	Professional Services	12.58%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	20,876	20,626	20,250	(6) (7) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	3,783	—	(113)	(6) (7) (8) (9)
iCIMS, Inc.	Professional Services	12.08%	S + 6.75%	08/18/28	1,860	163	130	(6) (7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.19%	S + 5.75%	11/30/27	15,408	15,210	15,253	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.18%	S + 5.75%	11/30/27	$15,158	$14,982	$15,006	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	13.25%	P + 4.75%	11/30/27	2,696	104	108	(6) (7) (8) (9)
Pluralsight, Inc	Professional Services		S + 8.00%	04/06/27	68,747	67,956	31,623	(6) (7) (8) (10)
Pluralsight, Inc	Professional Services		S + 8.00%	04/06/27	4,600	4,552	2,116	(6) (7) (8) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.96%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	32,502	32,249	30,552	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.98%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,420	10,367	9,795	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.96%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	9,970	9,928	9,372	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.93%	S + 5.50%	02/10/27	30,240	30,039	29,768	(8)
MRI Software LLC	Real Estate Mgmt. & Development	10.93%	S + 5.50%	02/10/27	16,206	16,137	15,953	(8)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,143	(4)	(18)	(8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.85%	S + 6.50%	07/01/27	80,344	80,344	79,541	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(6) (7) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	7,193	7,106	6,923	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,100	(13)	(41)	(6) (7) (8) (9)
Acquia, Inc.	Software	12.45%	S + 7.00%	10/31/25	24,940	24,753	24,566	(6) (7) (8)
Acquia, Inc.	Software	12.46%	S + 7.00%	10/31/25	1,933	761	744	(6) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.58%	S + 7.00%	12/31/26	35,280	34,950	33,869	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	12/31/26	5,900	5,900	5,782	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.63%	S + 7.00%	12/31/26	4,160	2,046	1,914	(6) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.58%	S + 8.00%	12/31/26	2,127	2,127	2,084	(6) (7) (8)
CivicPlus LLC	Software	11.25%	S + 5.75% (Incl. 2.50% PIK)	08/24/27	6,001	5,925	5,926	(6) (7) (8)
CivicPlus LLC	Software	11.25%	S + 5.75% (Incl. 2.50% PIK)	08/24/27	5,945	5,870	5,871	(6) (7) (8)
CivicPlus LLC	Software	11.25%	S + 5.75% (Incl. 2.50% PIK)	08/24/27	2,795	2,758	2,760	(6) (7) (8)
CivicPlus LLC	Software		S + 5.75% (Incl. 2.50% PIK)	08/24/27	1,112	(14)	(14)	(6) (7) (8) (9)
CloudBees, Inc.	Software	12.46%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	26,890	26,040	26,890	(6) (7) (8)
CloudBees, Inc.	Software	12.46%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,489	11,102	11,489	(6) (7) (8)
Gainsight, Inc.	Software	12.23%	S + 6.75% PIK	07/30/27	48,472	48,097	47,987	(6) (7) (8)
Gainsight, Inc.	Software	12.23%	S + 6.75% PIK	07/30/27	5,100	2,572	2,565	(6) (7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.08%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,685	11,575	11,568	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	1,736	(9)	(17)	(6) (7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.75%	P + 4.25%	01/17/31	1,645	11	10	(6) (7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.95%	S + 5.50%	12/01/28	37,335	37,272	37,148	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	11,671	(9)	(58)	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/02/27	4,244	737	721	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.93%	S + 5.50%	12/01/28	1,580	1,565	1,572	(6) (7)
Pioneer Buyer I, LLC	Software	11.83%	S + 6.50%	11/01/28	18,161	17,969	18,116	(6) (7) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27	2,518	(28)	(6)	(6) (7) (8) (9)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28	4,387	4,349	4,387	(6) (7) (8)
Rubrik, Inc.	Software	12.48%	S + 7.00%	08/17/28	613	347	352	(6) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.68%	S + 6.25%	07/02/27	37,327	37,002	36,953	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.68%	S + 6.25%	07/02/27	$11,198	$11,072	$11,086	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.68%	S + 6.25%	07/02/27	4,479	2,652	2,643	(6) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.70%	S + 6.25%	07/02/27	3,239	3,170	3,207	(6) (7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	12,193	12,137	12,071	(6) (7) (8)
WorkForce Software, LLC	Software	12.75%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	9,380	9,330	9,286	(6) (7) (8)
WorkForce Software, LLC	Software	12.75%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,940	2,922	2,910	(6) (7) (8)
WorkForce Software, LLC	Software	12.74%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,161	2,151	2,139	(6) (7) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	980	(4)	(10)	(6) (7) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.85%	S + 6.50%	07/01/27	2,066	2,028	2,046	(6) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	17,935	17,757	17,755	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	10.34%	S + 5.00%	06/02/31	9,783	208	209	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	2,283	(23)	(23)	(6) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	19,788	19,329	19,491	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.09%	S + 5.75%	10/07/30	15,613	5,039	5,050	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt						2,249,664	2,141,188
1st Lien/Last-Out Unitranche (13) - 1.87%
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	$17,879	$17,533	$17,521	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	6,958	4,110	3,971	(6) (7) (8) (9)
Total 1st Lien/Last-Out Unitranche						21,643	21,492
2nd Lien/Senior Secured Debt - 0.33%
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	$14,704	$—	$—	(6) (7) (8) (14)
Sweep Midco LLC	Commercial Services & Supplies			06/30/27	5,052	3,789	3,801	(6) (7) (8) (14)
Total 2nd Lien/Senior Secured Debt						3,789	3,801
Unsecured Debt - 0.67%
CivicPlus LLC	Software	17.00%	S + 11.75%	06/09/34	7,941	7,785	7,743	(6) (7) (8)
Total Unsecured Debt						7,785	7,743
Total United States						$2,282,881	$2,174,224
Total Debt Investments						$2,343,368	$2,234,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(15)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.68%
United States - 4.68%
Common Stock - 1.02%
Thrasio, LLC	Broadline Retail	06/18/24	235,056	$—	$—	(6) (7) (11) (14)
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	—	3,049	(6) (7) (14)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,796	(6) (7) (11) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,040	(6) (7) (14)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	1,681	(6) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(6) (7) (11) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,091	(6) (7) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	54	(6) (7) (14)
Total Common Stock				10,996	11,711
Preferred Stock - 3.64%
Foundation Software	Construction & Engineering	08/31/20	912	$912	$1,283	(6) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(6) (7) (11) (14) (16)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,054	(6) (7) (14)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,003	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,400	(6) (7) (14)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	12,163	(6) (7) (14)
Total Preferred Stock				34,187	41,903
Warrants - 0.02%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$271	(6) (7) (14)
Total Warrants				1,666	271
Total United States				$46,849	$53,885
Total Equity Securities				$46,849	$53,885
Total Investments - 198.71%				$2,390,217	$2,287,916
Investments in Affiliated Money Market Fund - 10.53%
United States - 10.53%
Goldman Sachs Financial Square Government Fund - Institutional Shares			121,263,198	$121,263	$121,263	(8) (17) (18)
Total Investments in Affiliated Money Market Fund				121,263	121,263
Total United States				$121,263	$121,263
Total Investments and Investments in Affiliated Money Market Fund - 209.24%				$2,511,480	$2,409,179

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2024, 1 month S was 5.34%, 3 month S was 5.32%, 6 month S was 5.25%, 3 month SN was 5.20%, and 3 month P was 8.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euros ("EUR"), Great British Pounds (“GBP”), or Canadian Dollars ("CAD").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, the aggregate fair value of these securities is $109,526 or 4.37% of the Company’s total assets.
(6)
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $53,885 or 4.68% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Amount rounds to less than $1.
(17)
The annualized seven-day yield as of June 30, 2024 is 5.21%.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2024. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,691	$231	$2,585	$389

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2024, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 6.0% and 2.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 3.7% and 2.4% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2024 and December 31, 2023, the Company held $67,236 and $23,308 in cash. Foreign currency of $2,114 and $2,531 (acquisition cost of $2,113 and $2,483) is included in cash as of June 30, 2024 and December 31, 2023.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2024, Management Fees amounted to $4,387 and $8,838. As of June 30, 2024, $4,387 remained payable. For the three and six months ended June 30, 2023, Management Fees amounted to $4,683 and $9,316.

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

For the three and six months ended June 30, 2024, the Company accrued unvested Incentive Fees of $(2,400) and $2,786. As of June 30, 2024, $54,463 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2023, the Company accrued unvested Incentive Fees of $7,555 and $8,918.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2024 and June 30, 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $377 and $762. As of June 30, 2024, $394 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $412 and $825.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $37 and $66. As of June 30, 2024, $18 remained payable. For the three and six months ended June 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $21 and $56.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$456,504	$(591,065)	$—	$—	$121,263	$3,516
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	4,948	(475)	—	186	19,453	851
MedeAnalytics, Inc.	6,277	—	(18)	—	88	6,347	—
Thrasio, LLC	—	15,635	—	—	—	15,635	23
Total Non-Controlled Affiliates	$276,895	$477,087	$(591,558)	$—	$274	$162,698	$4,390
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$812,120	$(678,795)	$—	$—	$255,824	$7,605
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	3,594	(99)	—	591	14,794	1,342
MedeAnalytics, Inc.	—	6,075	—	—	202	6,277	—
Total Non-Controlled Affiliates	$133,207	$821,789	$(678,894)	$—	$793	$276,895	$8,947

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, there were $46 and $190, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company’s investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, have an investment in such existing portfolio company. Additionally, if the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,310,151	$2,200,995	$2,481,925	$2,396,480
1st Lien/Last-Out Unitranche	21,643	21,492	20,650	20,410
2nd Lien/Senior Secured Debt	3,789	3,801	—	—
Unsecured Debt	7,785	7,743	6,572	6,566
Preferred Stock	34,187	41,903	34,187	40,562
Common Stock	10,996	11,711	10,996	12,522
Warrants	1,666	271	1,666	220
Total investments	$2,390,217	$2,287,916	$2,555,996	$2,476,760

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	17.8%	35.4%	17.5%	36.6%
Health Care Providers & Services	17.1	34.0	18.3	38.2
Professional Services	10.6	21.1	11.4	23.8
Health Care Technology	10.2	20.3	9.9	20.8
Real Estate Mgmt. & Development	7.6	15.2	7.3	15.4
Financial Services	7.0	14.0	7.3	15.3
Diversified Consumer Services	6.9	13.7	6.1	12.7
IT Services	3.9	7.7	3.4	7.2
Health Care Equipment & Supplies	3.1	6.1	2.6	5.5
Commercial Services & Supplies	2.7	5.3	2.7	5.6
Construction & Engineering	2.1	4.2	1.8	3.8
Entertainment	2.0	3.9	1.9	3.9
Independent Power and Renewable Electricity Producers	1.9	3.8	1.7	3.6
Insurance	1.5	3.0	1.1	2.2
Hotels, Restaurants & Leisure	1.4	2.9	1.3	2.8
Trading Companies & Distributors	1.1	2.1	2.0	4.1
Chemicals	0.9	1.8	0.8	1.8
Specialty Retail	0.8	1.6	—	—
Broadline Retail	0.7	1.3	0.9	1.8
Pharmaceuticals	0.7	1.3	0.5	1.1
Transportation Infrastructure	—	—	1.5	3.1
Total	100.0%	198.7%	100.0%	209.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2024	December 31, 2023
United States	97.4%	96.7%
Canada	1.4	2.3
United Kingdom	1.2	1.0
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,040,378	Discounted cash flows	Discount Rate	8.3% - 56.5%	12.0%
	$40,086	Comparable multiples	EV/Revenue	0.4x - 1.5x	1.4x
	$15,959	Collateral analysis	Recovery Rate	—	28.0%
1st Lien/Last-Out Unitranche	$21,492	Discounted cash flows	Discount Rate	—	12.0%
2nd Lien/Senior Secured Debt	$3,801	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$7,743	Discounted cash flows	Discount Rate	—	17.3%
Equity
Preferred Stock	$19,449	Comparable multiples	EV/EBITDA(6)	20.0x - 31.4x	27.1x
	$22,454	Comparable multiples	EV/Revenue	3.7x - 5.9x	4.5x
Common Stock	$8,620	Comparable multiples	EV/EBITDA(6)	7.0x - 20.0x	14.4x
	$3,091	Comparable multiples	EV/Revenue	—	13.0x
Warrants	$271	Comparable multiples	EV/Revenue	—	3.7x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,161,922	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.0%
	$35,866	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$60,053	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.7x
1st Lien/Last-Out Unitranche	$20,410	Discounted cash flows	Discount Rate	—	11.7%
Unsecured Debt	$6,566	Discounted cash flows	Discount Rate	—	17.2%
Equity
Preferred Stock	$18,476	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	28.7x
	$22,086	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$8,854	Comparable multiples	EV/EBITDA(6)	9.3x - 17.5x	13.3x
	$3,668	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$220	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of June 30, 2024, included within Level 3 assets of $2,223,792 is an amount of $40,448 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $2,069,613 or 95.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$64,124	$2,136,871	$2,200,995	$—	$64,116	$2,332,364	$2,396,480
1st Lien/Last-Out Unitranche	—	—	21,492	21,492	—	—	20,410	20,410
2nd Lien/Senior Secured Debt	—	—	3,801	3,801	—	—	—	—
Unsecured Debt	—	—	7,743	7,743	—	—	6,566	6,566
Preferred Stock	—	—	41,903	41,903	—	—	40,562	40,562
Common Stock	—	—	11,711	11,711	—	—	12,522	12,522
Warrants	—	—	271	271	—	—	220	220
Investments in Affiliated Money Market Fund	121,263	—	—	121,263	255,824	—	—	255,824
Total	$121,263	$64,124	$2,223,792	$2,409,179	$255,824	$64,116	$2,412,644	$2,732,584

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$2,332,364	$234,175	$(39,956)	$(23,987)	$(372,391)	$6,666	$—	$—	$2,136,871	$(49,890)
1st Lien/Last-Out Unitranche	20,410	958	—	89	—	35	—	—	21,492	89
2nd Lien/Senior Secured Debt	—	3,789	—	12	—	—	—	—	3,801	12
Unsecured Debt	6,566	1,207	—	(36)	—	6	—	—	7,743	(36)
Preferred Stock	40,562	—	—	1,341	—	—	—	—	41,903	1,341
Common Stock	12,522	—	—	(811)	—	—	—	—	11,711	(811)
Warrants	220	—	—	51	—	—	—	—	271	51
Total assets	$2,412,644	$240,129	$(39,956)	$(23,341)	$(372,391)	$6,707	$—	$—	$2,223,792	$(49,244)
For the Six Months Ended June 30, 2023
1st Lien/Senior Secured Debt	$2,501,677	$104,267	$(35,527)	$1,460	$(59,579)	$4,931	$—	$(24,504)	$2,492,725	$(6,621)
1st Lien/Last-Out Unitranche	18,243	1,083	—	(38)	—	38	—	—	19,326	(39)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	981	—	35	—	(2)	—	—	6,566	36
Preferred Stock	40,994	—	(1,825)	5,252	—	—	—	—	44,421	3,427
Common Stock	11,903	—	—	1,537	—	—	—	—	13,440	1,537
Warrants	551	—	—	(145)	—	—	—	—	406	(145)
Total assets	$2,578,920	$106,331	$(37,352)	$8,101	$(59,579)	$4,967	$—	$(24,504)	$2,576,884	$(1,805)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 191% and 181%.

The Company’s outstanding debt was as follows:

	June 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility	$—	$—	$—	$50,050	$50,050	$—
JPM Revolving Credit Facility(1)	1,650,000	384,721	1,266,088	1,650,000	184,721	1,466,263
Total debt	$1,650,000	$384,721	$1,266,088	$1,700,050	$234,771	$1,466,263

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $1,245,500, in CAD of CAD 150 and in GBP of GBP 16,200. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500, in CAD of CAD 150 and in GBP of GBP 16,200.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2024 was 8.15% and the year ended December 31, 2023 was 7.96%. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2024 was $1,346,461 and the year ended December 31, 2023 was $1,489,172.

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50,050 until May 3, 2024. The Borrowing Base was calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility was May 3, 2024, following the Company’s exercise of its maturity extension on October 5, 2023.

As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

Proceeds from the MUFG Revolving Credit Facility were used for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).

Under the MUFG Revolving Credit Facility, the Company had the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one-, three- or, if available, six-month tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the MUFG Revolving Credit Facility), and loans denominated in U.S. Dollars may have been converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the MUFG Revolving Credit Facility was (A) Term Loan plus a credit adjustment spread for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.75% per annum or (B) an alternative base rate (the greatest of the prime rate set by MUFG Bank, Ltd., the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.75% per annum. The Company paid a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

Amounts drawn under the MUFG Revolving Credit Facility may have been prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans were subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors were subject to certain restrictions under the MUFG Revolving Credit Facility. In addition, any transfer of Units from a Unitholder whose undrawn commitments were included in the Borrowing Base to a Unitholder that was not eligible to be included in the Borrowing Base (or that was eligible to be included in the Borrowing Base at a lower advance rate) may have triggered mandatory prepayment obligations.

The MUFG Revolving Credit Facility was secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including an assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds were deposited. Additionally, under the MUFG Revolving Credit Facility, in certain circumstances after an event of default, the Administrative Agent would have been able to require investors to fund their capital commitments directly to the Administrative Agent for the purposes of repaying the loans, but lenders could not seek recourse against a Unitholder in excess of such Unitholder’s obligation to contribute capital to the Company.

The MUFG Revolving Credit Facility contained customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The MUFG Revolving Credit Facility included customary conditions precedent to the draw-down of loans and customary events of default.

Costs of $6,037 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $0 and $70.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$—	$909	$—	$1,295
Facility fees	(22)	16	27	105
Amortization of financing costs	19	200	73	389
Total	$(3)	$1,125	$100	$1,789
Weighted average interest rate	—%	7.61%	—%	7.44%
Average outstanding balance	$—	$47,901	$—	$35,133

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated March 14, 2024. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2024, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of June 30, 2024, the Company was in compliance with these covenants.

Costs of $15,013 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2024 and December 31, 2023, outstanding deferred financing costs were $6,906 and $8,412.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$26,465	$27,747	$54,555	$55,067
Facility fees	1,410	460	2,717	922
Amortization of financing costs	775	634	1,544	1,261
Total	$28,650	$28,841	$58,816	$57,250
Weighted average interest rate	8.13%	7.59%	8.15%	7.58%
Average outstanding balance	$1,308,743	$1,465,840	$1,346,461	$1,465,569

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,160	$1,160
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,100	275
Acquia, Inc.	1,160	982
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	8,840
AQ Helios Buyer, Inc. (dba SurePoint)	2,080	2,912
Assembly Intermediate LLC	6,984	6,984
Bigchange Group Limited	2,731	2,753
BSI3 Menu Buyer, Inc (dba Kydia)	641	1,924
Bullhorn, Inc.	693	693
Businessolver.com, Inc.	1,863	2,071
Capitol Imaging Acquisition Corp.	9,170	9,170
Charger Debt Merger Sub, LLC (dba Classic Collision)	11,808	—
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,676	2,390
CivicPlus LLC	1,112	734
Clearcourse Partnership Acquireco Finance Limited	3,122	3,148
Coding Solutions Acquisition, Inc.	1,260	1,260
CorePower Yoga LLC	633	633
Diligent Corporation	10,728	1,611
Elemica Parent, Inc.	125	—
ESO Solutions, Inc.	658	1,317
Experity, Inc.	3,023	3,023
Fullsteam Operations LLC	581	1,264
Gainsight, Inc.	2,484	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749

	Unfunded Commitment Balances(1)
	June 30, 2024	December 31, 2023
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$3,354	$1,776
Governmentjobs.com, Inc. (dba NeoGov)	15,172	15,915
GS AcquisitionCo, Inc. (dba Insightsoftware)	792	914
Harrington Industrial Plastics, LLC	10,329	2,029
HealthEdge Software, Inc.	3,400	3,400
Helios Buyer, Inc. (dba Heartland)	2,199	2,199
Honor HN Buyer, Inc	7,225	10,093
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	547	716
iCIMS, Inc.	5,457	11,159
Intelligent Medical Objects, Inc.	1,396	3,035
Kaseya Inc.	1,655	1,705
LS Clinical Services Holdings, Inc (dba CATO)	200	1,215
MerchantWise Solutions, LLC (dba HungerRush)	650	2,762
Millstone Medical Outsourcing, LLC	1,998	1,998
MRI Software LLC	1,143	1,143
NFM & J, L.P. (dba the Facilities Group)	2,561	2,696
PDDS Holdco, Inc. (dba Planet DDS)	2,393	3,686
Pioneer Buyer I, LLC	2,518	3,900
Riverpoint Medical, LLC	903	1,354
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik, Inc.	261	551
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	408	4,930
SpendMend, LLC	3,823	4,037
StarCompliance Intermediate, LLC	713	943
Sundance Group Holdings, Inc. (dba NetDocuments)	1,792	2,240
Sunstar Insurance Group, LLC	6,393	14,580
Superman Holdings, LLC (dba Foundation Software)	6,086	6,086
Sweep Purchaser LLC	4,201	84
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	1,210	2,302
Total Vision LLC	1,150	1,720
USN Opco LLC (dba Global Nephrology Solutions)	894	894
Volt Bidco, Inc. (dba Power Factors)	3,696	5,198
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	1,839	1,969
Wellness AcquisitionCo, Inc. (dba SPINS)	4,435	6,100
Whitewater Holding Company LLC	341	2,247
WorkForce Software, LLC	980	980
Zarya Intermediate, LLC (dba iOFFICE)	8,383	1,198
CFS Management, LLC (dba Center for Sight Management)	—	618
DECA Dental Holdings LLC	—	207
One GI LLC	—	3,246
Pluralsight, Inc	—	1,026
Premier Care Dental Management, LLC	—	2,400
Prophix Software Inc. (dba Pound Bidco)	—	3,118
Total 1st Lien/Senior Secured Debt	$188,673	$202,500
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$2,848	$3,806
Total 1st Lien/Last-Out Unitranche	$2,848	$3,806
Total	$191,521	$206,306
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the six months ended June 30, 2024.

The following table summarizes the Total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2023
May 30, 2023	160,166	$14,758
Total capital drawdowns	160,166	$14,758

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
For the Six Months Ended June 30, 2023
May 3, 2023	May 8, 2023	May 25, 2023	$3.03

(1) $0.52 is considered capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net increase (decrease) in Members’ Capital from operations	$(13,596)	$42,811	$15,788	$50,533
Weighted average Units outstanding	13,854,750	13,750,906	13,854,750	13,722,900
Basic and diluted earnings (loss) per unit	$(0.99)	$3.11	$1.13	$3.68

Diluted earnings (loss) per unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Unit Data:(1)
NAV, beginning of period	$85.41	$90.58
Net investment income	5.67	5.94
Net realized and unrealized gains (losses)(2)	(4.55)	(2.18)
Income tax provision, realized and unrealized gains	0.01	(0.06)
Net increase in Members’ Capital from operations(2)	$1.13	$3.70
Distributions recorded:
From net investment income	(2.92)	(3.03)
From capital gains	(0.52)	—
Total distributions recorded	(3.44)	(3.03)
Total increase (decrease) in Members’ Capital	$(2.31)	$0.67
NAV, end of period	$83.10	$91.25
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,722,900
Total return based on NAV(3)	1.32%	4.08%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,151,377	$1,264,301
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.91%	1.89%
Ratio of interest and other debt expenses to average Members’ Capital	9.96%	9.53%
Ratio of incentive fees to average Members’ Capital	0.23%	0.71%
Ratio of total expenses to average Members’ Capital	12.10%	12.13%
Ratio of net investment income to average Members’ Capital	13.51%	13.90%
Portfolio turnover	9%	2%

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

On August 8, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per unit, including net investment income (if positive) for the period July 1, 2024 through September 30, 2024, payable on or about October 29, 2024 to Unitholders of record as of October 2, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2024, we have originated approximately $4.25 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024, the revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”, and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) matured and was terminated. As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities, as applicable) was 191% and 181%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,310.15	$2,201.00	$2,481.92	$2,396.48
First Lien/Last-Out Unitranche	21.64	21.50	20.65	20.41
Second Lien/Senior Secured Debt	3.79	3.80	—	—
Unsecured Debt	7.78	7.74	6.57	6.57
Preferred Stock	34.19	41.90	34.19	40.56
Common Stock	11.00	11.71	11.00	12.52
Warrants	1.67	0.27	1.67	0.22
Total investments	$2,390.22	$2,287.92	$2,556.00	$2,476.76

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.3%	12.6%	11.8%	12.9%
First Lien/Last-Out Unitranche(2)(3)	14.3	14.4	14.2	14.4
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	17.4	17.5	17.5	17.5
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.2%	12.3%	11.6%	12.7%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	83	87
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.2x	6.0x
Weighted average interest coverage(3)	1.5x	1.6x
Median EBITDA(3)	$50.59 million	$49.91 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 25.7% and 38.0% of total debt investments at fair value.

Our Investment Adviser monitors, on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

	As of
	June 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$52.52	2.3%	$—	—%
Grade 2	2,109.44	92.2	2,354.84	95.1
Grade 3	58.51	2.6	61.87	2.5
Grade 4	67.45	2.9	60.05	2.4
Total Investments	2,287.92	100.0%	$2,476.76	100.0%
The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $52.52 million being upgraded from a grade 2 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,247.75	94.0%	$2,461.87	96.3%
Non-accrual	142.47	6.0	94.13	3.7
Total Investments	$2,390.22	100.0%	$2,556.00	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$74.46	$52.54
Total	$74.46	$52.54
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$228.41	$16.81
Total	$228.41	$16.81
Net increase (decrease) in portfolio	$(153.95)	$35.73
Number of existing portfolio companies with new investment commitments	2	3
Total new investment commitment amount in existing portfolio companies	$74.46	$52.54
Weighted average remaining term for new investment commitments (in years)(2)	6.1	2.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.6%	13.8%
Weighted average yield on new investment commitments(5)	10.4%	13.8%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.4%	10.9%
Weighted average yield on investments sold or repaid(7)	11.4%	10.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Total investment income	$74.22	$83.07	$151.53	$161.24
Net expenses	(31.78)	(43.32)	(72.99)	(79.67)
Net investment income	42.44	39.75	78.54	81.57
Net realized gain (loss) on investments	(24.32)	(37.36)	(39.96)	(37.35)
Net unrealized appreciation (depreciation) on investments	(31.83)	41.36	(23.07)	8.05
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.01	(0.59)	0.19	(0.98)
Income tax (provision) benefit, realized and unrealized gain/loss	0.10	(0.35)	0.09	(0.76)
Net increase in members’ capital from operations	$(13.60)	$42.81	$15.79	$50.53

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest income	$66.45	$73.54	$134.52	$144.01
Payment-in-kind income	5.74	6.91	12.59	12.52
Dividend income	1.62	1.97	3.52	3.13
Other income	0.41	0.65	0.90	1.58
Total investment income	$74.22	$83.07	$151.53	$161.24

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $73.54 and $144.01 million for the three and six months ended June 30, 2023 to $66.45 million and $134.52 million for the three and six months ended June 30, 2024. The decrease was primarily driven by the decrease in the size of our portfolio and reversal of accrued interests as a result of certain investments being placed on non-accrual status due to underperformance. The amortized cost of our portfolio decreased from $2,718.55 million as of June 30, 2023 to $2,390.22 million as of June 30, 2024.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Interest and other debt expenses	$28.65	$29.97	$58.91	$59.04
Management fees	4.39	4.68	8.84	9.32
Incentive fees	(2.40)	7.55	2.79	8.92
Professional fees	0.44	0.38	1.02	0.86
Directors’ fees	0.07	0.07	0.14	0.14
Other general and administrative expenses	0.63	0.67	1.29	1.39
Total expenses	$31.78	$43.32	$72.99	$79.67

In the table above:

•
Interest and other debt expenses decreased from $29.97 million and $59.04 million for the three and six months ended June 30, 2023 to $28.65 million and $58.91 million for the three and six months ended June 30, 2024. The decrease was primarily driven by the repayments of debt under the JPM credit facility.
•
Incentive Fees decreased from $7.55 million and $8.92 million for the three and six months ended June 30, 2023 to $(2.40) million and $2.79 million for the three and six months ended June 30, 2024. The decrease was primarily driven by the decrease in results of operations before incentive fees from $50.37 million and $59.45 million for the three and six months ended June 30, 2023 to $(16.00) million and $18.58 million for the three and six months ended June 30, 2024.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Thrasio, LLC	$(24.56)	$—	$(24.56)	$—
Other, net	0.24	0.01	0.34	0.02
MedeAnalytics, Inc.	—	(37.37)	—	(37.37)
Sweep Purchaser LLC	—	—	(15.74)
Net realized gain (loss) on investments	$(24.32)	$(37.36)	$(39.96)	$(37.35)

For the six months ended June 30, 2024, net realized losses were primarily driven by our investments in two portfolio companies. In June 2024, the restructuring of our first lien debt investments in Thrasio, LLC, resulted in a realized loss of $(24.56) million. Additionally, in March 2024, the restructuring of our first lien debt investments in Sweep Purchaser, LLC resulted in a realized loss of $(15.74) million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Unrealized appreciation	$27.84	$46.84	$43.92	$19.40
Unrealized depreciation	(59.67)	(5.48)	(66.99)	(11.35)
Net change in unrealized appreciation (depreciation) on investments	$(31.83)	$41.36	$(23.07)	$8.05

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	($ in millions)
Portfolio Company:
Thrasio, LLC	$19.84	$14.33
Foundation Software - Class B	2.16	2.29
Premier Care Dental Management, LLC	1.07	1.05
iCIMS, Inc.	0.45	0.57
CorePower Yoga LLC	0.43	0.43
Governmentjobs.com, Inc. (dba NeoGov)	0.30	1.02
Sweep Purchaser LLC	(0.03)	11.45
Picture Head Midco LLC	(1.20)	(1.25)
Other, net (1)	(1.56)	7.65
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	(1.87)	(2.30)
Premier Imaging, LLC (dba Lucid Health)	(4.04)	(5.72)
Zodiac Intermediate, LLC (dba Zipari)	(16.57)	(16.59)
Pluralsight, Inc	(30.81)	(36.00)
Total	$(31.83)	$(23.07)

(1)
Includes gross unrealized appreciation of $3.59 million and $12.78 million, and gross unrealized depreciation of $5.15 million and $5.13 million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended June 30, 2024 was primarily driven by the underperformance of our investments in Pluralsight, Inc and Zodiac Intermediate, LLC, which was partially offset by the reversal of unrealized depreciation in connection with the restructuring of our first lien debt investments in Thrasio, LLC.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2024 was primarily driven by the underperformance of our investments in Pluralsight, Inc and Zodiac Intermediate, LLC, which was partially offset by the reversal of unrealized depreciation in connection with the restructuring of our first lien debt investments in Thrasio, LLC and Sweep Purchaser LLC, as well as tightening credit spreads.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities, as applicable) was 191% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	June 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the six months ended June 30, 2024.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$—	$—	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,266.09	$—	$1,266.09	$—	$—
(1)
The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2024, the Company had outstanding borrowings denominated in USD of $1,245.50 million, in Canadian Dollars (CAD) of 0.15 million and in Great British Pounds (GBP) of 16.20 million.

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

Subject to availability under the “Borrowing Base,” the maximum principal amount of the MUFG Revolving Credit Facility was $50.05 million until May 3, 2024. The Borrowing Base was calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The stated maturity date of the MUFG Revolving Credit Facility was May 3, 2024, following our exercise of its maturity extension on October 5, 2023.

As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

Under the MUFG Revolving Credit Facility, we had the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one-, three- or, if available, six-month tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the MUFG Revolving Credit Facility), and loans denominated in U.S. Dollars may have been converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the MUFG Revolving Credit Facility was (A) Term SOFR plus a credit spread adjustment for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.75% per annum or (B) an alternative base rate (the greatest of the prime rate set by MUFG Bank, Ltd., the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.75% per annum. We paid a 0.35% annualized fee on a quarterly basis on committed but undrawn amounts under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated March 14, 2024. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2024, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$188.67	$202.50
First Lien/Last-Out Unitranche	2.85	3.81
Total	$191.52	$206.31

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

RECENT DEVELOPMENTS

On August 8, 2024, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per unit, including net investment income (if positive) for the period July 1, 2024 September 30, 2024, payable on or about October 29, 2024 to Unitholders of record as of October 2, 2024.

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

As of June 30, 2024 and December 31, 2023, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility, as applicable, bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$52.86	$(28.80)	$24.06
Up 200 basis points	35.24	(19.20)	16.04
Up 100 basis points	17.62	(9.60)	8.02
Up 75 basis points	13.21	(7.20)	6.01
Up 50 basis points	8.81	(4.80)	4.01
Up 25 basis points	4.40	(2.40)	2.00
Down 25 basis points	(4.40)	2.40	(2.00)
Down 50 basis points	(8.81)	4.80	(4.01)
Down 75 basis points	(13.21)	7.20	(6.01)
Down 100 basis points	(17.62)	9.60	(8.02)
Down 200 basis points	(35.24)	19.20	(16.04)
Down 300 basis points	(52.86)	28.80	(24.06)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue a capital drawdown for the six months ended June 30, 2024.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 13, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: August 13, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)