Form 10-Q
period 2024-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2024-11-12
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, there were 13,854,750 units of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
•
the impact of the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2024 (Unaudited)	December 31, 2023

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,101,732 and $2,535,850)	$2,064,190	$2,455,689
Non-controlled affiliated investments (cost of $78,067 and $20,146)	79,435	21,071
Total investments, at Fair value (cost of $2,179,799 and $2,555,996)	$2,143,625	$2,476,760
Investments in affiliated money market fund (cost of $200,510 and $255,824)	200,510	255,824
Cash	21,027	23,308
Interest and dividends receivable	24,777	26,195
Deferred financing costs	6,127	8,482
Other assets	1,707	341
Total assets	$2,397,773	$2,790,910
Liabilities
Debt	$1,167,270	$1,466,263
Interest and other debt expenses payable	25,422	31,301
Management fees payable	4,248	4,488
Incentive fees payable	59,075	51,677
Distribution payable	—	50,669
Accrued expenses and other liabilities	2,775	3,234
Total liabilities	$1,258,790	$1,607,632
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of September 30, 2024 and December 31, 2023)	1,322,298	1,322,298
Distributable earnings (loss)	(183,315)	(139,020)
Total members’ capital	$1,138,983	$1,183,278
Total liabilities and members’ capital	$2,397,773	$2,790,910
Net asset value per unit	$82.21	$85.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$61,820	$74,039	$195,483	$217,479
Payment-in-kind income	5,817	6,433	18,404	18,953
Other income	307	679	1,192	2,239
From non-controlled affiliated investments:
Dividend income	2,024	2,093	5,540	5,222
Interest income	797	340	1,660	906
Payment-in-kind income	55	—	55	—
Other income	5	9	16	30
Total investment income	$70,825	$83,593	$222,350	$244,829
Expenses:
Interest and other debt expenses	$27,376	$33,384	$86,292	$92,423
Management fees	4,248	4,647	13,086	13,963
Incentive fees	4,612	4,226	7,398	13,144
Professional fees	390	548	1,407	1,406
Directors’ fees	72	73	217	221
Other general and administrative expenses	546	749	1,835	2,139
Total expenses	$37,244	$43,627	$110,235	$123,296
Net investment income	$33,581	$39,966	$112,115	$121,533
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(71,689)	$69	$(111,645)	$(37,283)
Foreign currency and other transactions	59	(14)	126	(6)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	65,958	(17,103)	42,619	(9,315)
Non-controlled affiliated investments	169	211	443	472
Foreign currency translations	(1,180)	841	(1,059)	(141)
Net realized and unrealized gains (losses)	$(6,683)	$(15,996)	$(69,516)	$(46,273)
(Provision) benefit for taxes on realized gain/loss on investments	$(174)	$—	$44	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(590)	(20)	(721)	(777)
Net increase in members’ capital from operations	$26,134	$23,950	$41,922	$74,483
Weighted average units outstanding	13,854,750	13,854,750	13,854,750	13,767,333
Basic and diluted net investment income per unit	$2.42	$2.88	$8.09	$8.83
Basic and diluted earnings (loss) per unit	$1.89	$1.73	$3.03	$5.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Members’ capital at beginning of period	$1,151,377	$1,264,301	$1,183,278	$1,240,510
Increase in members’ capital from operations:
Net investment income	$33,581	$39,966	$112,115	$121,533
Net realized gain (loss)	(71,630)	55	(111,519)	(37,289)
Net change in unrealized appreciation (depreciation)	64,947	(16,051)	42,003	(8,984)
(Provision) benefit for taxes on realized gain/loss on investments	(174)	—	44	—
(Provision) benefit for unrealized appreciation/depreciation on investments	(590)	(20)	(721)	(777)
Net increase in members’ capital from operations	$26,134	$23,950	$41,922	$74,483
Distributions to unitholders from:
Distributable earnings	$(38,528)	$(49,030)	$(78,957)	$(90,530)
Capital gains	—	—	(7,260)	—
Total distributions to unitholders	$(38,528)	$(49,030)	$(86,217)	$(90,530)
Capital transactions:
Issuance of units	$—	$—	$—	$14,758
Net increase in members’ capital from capital transactions	$—	$—	$—	$14,758
Total increase in members’ capital	$(12,394)	$(25,080)	$(44,295)	$(1,289)
Members’ capital at end of period	$1,138,983	$1,239,221	$1,138,983	$1,239,221
Distributions per unit	$2.78	$3.54	$6.22	$6.57

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net increase in members’ capital from operations:	$41,922	$74,483
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(229,906)	(129,949)
Payment-in-kind interest capitalized	(23,156)	(17,892)
Investments in affiliated money market fund, net	55,314	(31,424)
Proceeds from sales of investments and principal repayments	528,117	164,713
Net realized (gain) loss on investments	111,645	37,283
Net change in unrealized (appreciation) depreciation on investments	(43,062)	8,843
Net change in unrealized (appreciation) depreciation on foreign currency transactions	34	(20)
Amortization of premium and accretion of discount, net	(10,503)	(9,021)
Amortization of deferred financing costs	2,405	2,525
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	1,418	11,289
(Increase) decrease in other assets	(1,366)	2,210
Increase (decrease) in interest and other debt expenses payable	(5,851)	6,238
Increase (decrease) in management fees payable	(240)	49
Increase (decrease) in incentive fees payable	7,398	13,144
Increase (decrease) in directors’ fees payable	—	70
Increase (decrease) in accrued expenses and other liabilities	(459)	(738)
Net cash provided by (used for) operating activities	$433,710	$131,803
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$14,758
Distributions paid	(136,886)	(168,598)
Financing costs paid	(78)	(4,537)
Borrowings on debt	—	76,680
Repayments of debt	(298,993)	(76,500)
Net cash provided by (used for) financing activities	$(435,957)	$(158,197)
Net increase (decrease) in cash	$(2,247)	$(26,394)
Effect of foreign exchange rate changes on cash and cash equivalents	(34)	20
Cash, beginning of period	23,308	36,657
Cash, end of period	$21,027	$10,283
Supplemental and non-cash activities
Interest expense paid	$85,667	$82,140
Exchange of investments	$205,855	$25,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par(4)	Cost	Fair Value	Footnotes
Debt Investments - 183.59%
Canada - 2.87%
1st Lien/Senior Secured Debt - 2.87%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	10.50%	S + 5.75%	11/06/26		$8,393	$8,341	$8,351	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.75%	11/06/26		1,160	(4)	(6)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	10.50%	S + 5.75%	11/06/26		5,355	5,292	5,328	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.20%	S + 6.25%	05/25/27		19,155	18,964	19,011	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(28)	(23)	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt							32,565	32,661
Total Canada							$32,565	$32,661
United Kingdom - 2.64%
1st Lien/Senior Secured Debt - 2.64%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.95%	SN + 8.75% (Incl. 6.45% PIK)	07/25/28	GBP	6,253	$7,464	$8,046	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.90%	SN + 8.75% (Incl. 6.45% PIK)	07/25/28	GBP	5,131	3,979	4,176	(5) (6) (7) (8) (9)
Bigchange Group Limited	Software	11.07%	SN + 6.00%	12/23/26	GBP	10,810	14,356	14,380	(5) (6) (8)
Bigchange Group Limited	Software	11.10%	SN + 6.00%	12/23/26	GBP	2,643	3,359	3,515	(5) (6) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(28)	(14)	(5) (6) (8) (9)
Total 1st Lien/Senior Secured Debt							29,130	30,103
Total United Kingdom							$29,130	$30,103
United States - 178.08%
1st Lien/Senior Secured Debt - 174.53%
Thrasio, LLC	Broadline Retail		S + 10.26% PIK	06/18/29		$13,237	$11,402	$11,549	(6) (7) (8) (10) (11)
Thrasio, LLC	Broadline Retail	15.54%	S + 10.26% PIK	06/18/29		4,298	4,288	4,287	(6) (7) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.25%	S + 4.00%	10/02/28		15,294	15,294	15,141	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.93%	S + 5.50%	09/18/26		3,441	3,415	3,372	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.96%	S + 5.50%	09/18/26		1,347	1,333	1,320	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.95%	S + 5.50%	09/18/26		672	667	659	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.95%	S + 5.50%	09/18/26		503	498	493	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.67%	S + 5.50%	09/18/26		470	420	414	(6) (7) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.14%	S + 6.50%	12/16/26		1,955	1,923	1,877	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.80%	S + 5.75% PIK	06/30/27		18,065	17,920	17,884	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.80%	S + 5.75%	06/30/27		9,572	9,531	9,524	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,201	(32)	(21)	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.01%	S + 5.50%	06/29/27		29,106	28,885	28,815	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(6)	(9)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	9.56%	S + 4.50%	08/29/31		30,279	30,129	30,128	(6) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		9,856	(24)	(25)	(6) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(22)	(22)	(6) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	9.85%	S + 5.25%	10/19/27		39,908	39,456	39,908	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	9.85%	S + 5.25%	10/19/27		9,977	6,886	6,984	(6) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27		3,991	(41)	—	(6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
CorePower Yoga LLC	Diversified Consumer Services	12.00%	S + 6.00% (Incl. 1.25% PIK)	05/14/26	$10,181	$10,109	$9,163	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services	10.83%	S + 6.00%	05/14/26	633	373	314	(6) (7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.70%	S + 6.00%	12/15/26	17,244	17,115	16,641	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.45%	S + 5.75%	12/15/26	14,442	14,376	13,864	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.70%	S + 6.00%	12/15/26	13,233	13,172	12,770	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.70%	S + 6.00%	12/15/26	7,150	7,085	6,900	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,199	(17)	(77)	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.96%	S + 6.00%	07/06/27	9,677	9,560	9,605	(6) (7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.96%	S + 6.00%	07/06/27	6,800	6,705	6,749	(6) (7) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.97%	S + 6.00%	07/06/27	1,700	1,341	1,347	(6) (7) (9) (10)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	15,352	15,173	15,198	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	5,153	5,090	5,102	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.50%	S + 5.75%	12/21/27	5,121	5,061	5,069	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.75%	S + 6.00%	12/21/27	2,868	2,828	2,861	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	2,100	(23)	(21)	(6) (7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	10.83%	S + 5.75%	12/21/27	2,074	2,033	2,053	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	11.20%	S + 6.50%	12/31/27	27,599	27,272	27,254	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	2,831	(31)	(35)	(6) (7) (8) (9)
Picture Head Midco LLC	Entertainment	14.51%	S + 9.00% (Incl. 2.25% PIK)	12/31/24	18,337	18,304	14,303	(6) (7) (8) (12)
Picture Head Midco LLC	Entertainment	11.65%	S + 6.75%	12/31/24	1,029	1,029	1,234	(6) (7) (8)
Picture Head Midco LLC	Entertainment	11.39%	S + 6.75%	12/31/24	1,029	1,026	1,029	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.10%	S + 5.50%	05/08/28	21,907	21,757	21,688	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,881	(19)	(29)	(6) (7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.45%	S + 5.50%	05/08/28	955	940	946	(6) (7) (8)
Aria Systems, Inc.	Financial Services	12.96%	S + 8.00%	06/30/26	24,376	24,203	24,010	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.96%	S + 6.00%	01/25/28	48,084	47,576	45,199	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(19)	(115)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	3,045	2,950	3,015	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	958	885	901	(6) (7) (8) (9)
Fullsteam Operations LLC	Financial Services	13.46%	S + 8.25%	11/27/29	426	382	389	(6) (7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	170	(4)	(2)	(6) (7) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.85%	S + 5.25%	05/25/28	22,444	22,265	22,331	(6) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.85%	S + 5.25%	05/25/28	914	111	114	(6) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.60%	S + 6.00%	06/01/28	19,431	19,175	17,683	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.60%	S + 6.00%	06/01/28	4,900	4,188	3,809	(6) (7) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	10.74%	S + 6.00%	06/01/28	2,485	2,453	2,261	(6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.01%	S + 6.00%	12/06/25	8,421	8,353	8,210	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25	6,125	6,104	5,941	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25	2,903	2,886	2,816	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25	2,882	2,868	2,796	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25	$2,641	$2,631	$2,561	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 5.50%	12/06/25	1,365	1,360	1,324	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.85%	S + 5.25%	06/21/27	13,274	13,173	13,141	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.85%	S + 5.25%	06/21/27	9,401	9,342	9,307	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.85%	S + 5.25%	06/21/27	4,642	4,577	4,596	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.10%	S + 5.25%	06/21/27	1,806	246	238	(6) (7) (8) (9)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.21%	S + 6.25%	07/02/25	18,465	18,415	18,373	(6) (8)
Argos Health Holdings, Inc	Health Care Providers & Services	11.56%	S + 6.25%	12/03/27	19,401	19,178	18,722	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.01%	S + 6.50%	10/01/26	39,118	38,817	38,727	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	9,170	(39)	(92)	(6) (7) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	17,990	17,990	16,191	(6) (7) (8) (13)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	4,533	4,533	4,080	(6) (7) (8) (13)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	1,753	1,753	1,578	(6) (7) (8) (13)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.87%	S + 9.00% (Incl. 2.75% PIK)	07/15/24	299	299	269	(6) (7) (8) (13)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31	8,420	8,362	8,335	(6) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	1,520	(22)	(11)	(6) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	10.01%	S + 5.00%	08/07/31	821	193	193	(6) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	20,487	20,345	17,209	(6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	341	338	286	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.45%	S + 5.75%	08/28/28	19,069	18,834	18,497	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.45%	S + 5.75%	08/28/28	2,007	1,983	1,947	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.46%	S + 5.75%	08/26/27	1,552	1,537	1,505	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.50%	S + 5.75%	10/15/27	21,488	21,248	21,435	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.50%	S + 5.75%	10/15/27	19,383	14,150	14,334	(6) (7) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	10.50%	S + 5.75%	10/15/27	13,589	13,424	13,555	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.75%	P + 4.75%	10/15/27	2,542	291	311	(6) (7) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	10.25%	S + 5.50%	12/15/27	9,068	8,962	8,978	(6) (7) (8)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		P + 4.50%	12/15/27	1,998	(22)	(20)	(6) (7) (8) (9)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	20,603	20,485	19,367	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	10,125	10,057	9,517	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	8,566	8,518	8,052	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.70%	S + 6.75%	12/22/25	5,556	5,514	5,223	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.88%	S + 6.75%	12/22/25	3,246	3,229	3,052	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	18,083	18,065	13,879	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	11,819	11,805	9,071	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	5,004	4,998	3,841	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	12.87%	S + 8.00%	01/02/25	2,907	2,903	2,231	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.25%	S + 5.50%	03/01/28	11,997	11,867	11,877	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	10.35%	S + 5.50%	03/01/28	5,298	2,566	2,556	(6) (7) (8) (9)
SpendMend, LLC	Health Care Providers & Services	10.48%	S + 5.50%	03/01/28	1,605	625	626	(6) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.25%	08/15/25	$16,261	$16,192	$16,017	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.52%	S + 6.25%	08/15/25	8,794	8,749	8,662	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.25%	08/15/25	7,038	6,999	6,933	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.46%	S + 6.25%	08/15/25	3,907	3,882	3,848	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.25%	08/15/25	3,834	3,816	3,776	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.65%	S + 6.00%	08/15/25	2,361	1,466	1,440	(6) (7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.55%	S + 6.00%	07/15/26	15,249	15,109	14,487	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.08%	S + 6.00%	07/15/26	8,823	8,730	8,381	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.37%	S + 6.00%	07/15/26	4,472	4,437	4,248	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.54%	S + 6.00%	07/15/26	2,235	2,217	2,123	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(8)	(58)	(6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	19,680	19,515	18,991	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	8,507	8,449	8,210	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	6,840	6,800	6,601	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	10.25%	S + 5.50%	12/21/26	2,812	1,895	1,820	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology	10.20%	S + 5.50%	12/01/27	16,402	16,307	16,279	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.20%	S + 5.50%	12/01/27	2,449	578	568	(6) (7) (8) (9)
ESO Solutions, Inc.	Health Care Technology	12.06%	S + 7.00%	05/03/27	36,294	35,937	35,931	(6) (7) (8)
ESO Solutions, Inc.	Health Care Technology	11.96%	S + 7.00%	05/03/27	3,292	1,749	1,745	(6) (7) (8) (9)
Experity, Inc.	Health Care Technology	10.10%	S + 5.50% (Incl. 2.75% PIK)	02/24/28	21,535	21,478	21,374	(6) (7) (8)
Experity, Inc.	Health Care Technology		S + 5.50% (Incl. 2.75% PIK)	02/24/28	3,023	(8)	(23)	(6) (7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.10%	S + 5.50%	06/24/26	14,328	14,230	14,185	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.10%	S + 5.50%	06/24/26	2,506	2,498	2,481	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,749	(11)	(17)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	10.10%	S + 5.50%	06/24/26	936	932	927	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.85%	S + 4.75%	07/16/31	24,912	24,668	24,663	(6) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	10,991	(53)	(55)	(6) (8) (9)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	3,297	(32)	(33)	(6) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	9.86%	S + 5.50%	05/11/29	11,187	11,027	10,907	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	10.09%	S + 5.50%	05/11/29	1,415	1,393	1,380	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.50%	05/11/28	1,396	(18)	(35)	(6) (7) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	9,751	6,057	6,680	(6) (7) (8) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	22,055	21,748	22,000	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	7,351	6,400	6,381	(6) (7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	2,145	2,130	2,140	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.25%	S + 7.50%	07/18/28	1,705	489	507	(6) (7) (9)
WebPT, Inc.	Health Care Technology	11.91%	S + 6.75%	01/18/28	12,701	12,469	12,447	(6) (7) (8)
WebPT, Inc.	Health Care Technology	11.97%	S + 6.75%	01/18/28	12,434	12,320	12,185	(6) (7) (8)
WebPT, Inc.	Health Care Technology	12.10%	S + 6.75%	01/18/28	2,146	596	570	(6) (7) (8) (9)
WebPT, Inc.	Health Care Technology	11.92%	S + 6.75%	01/18/28	1,811	1,793	1,775	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.70%	S + 5.75%	07/09/25	$26,014	$25,931	$25,884	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.70%	S + 5.75%	07/09/25	5,396	5,371	5,369	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.70%	S + 5.75%	07/09/25	2,186	1,524	1,519	(6) (7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	31,886	31,531	29,973	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	6,081	6,081	5,717	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.10%	S + 6.50%	08/11/27	3,876	3,523	3,291	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(35)	(201)	(6) (7) (9)
Kaseya Inc.	IT Services	10.75%	S + 5.50%	06/25/29	17,218	17,032	17,218	(6) (7) (8)
Kaseya Inc.	IT Services	10.10%	S + 5.50%	06/25/29	1,013	245	255	(6) (7) (8) (9)
Kaseya Inc.	IT Services	10.78%	S + 5.50%	06/25/29	948	190	197	(6) (7) (8) (9)
Kaseya Inc.	IT Services	10.75%	S + 5.50%	06/25/29	63	62	63	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.66%	S + 5.50%	01/20/27	19,843	19,668	19,744	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.66%	S + 5.50%	01/20/27	3,690	1,623	1,637	(6) (7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(19)	(12)	(6) (7) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.57%	S + 7.25%	12/16/27	15,391	15,191	13,544	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.16%	S + 7.25%	06/16/27	2,076	1,652	1,428	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29	13,386	13,255	13,386	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29	2,384	2,372	2,384	(6) (7) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	693	(6)	—	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29	620	614	620	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29	278	275	278	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.85%	S + 5.00%	10/01/29	221	219	221	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	11.50%	S + 6.25%	05/18/29	42,014	40,764	41,593	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services		S + 6.25%	05/18/29	3,676	(93)	(37)	(6) (7) (8) (9)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	52,988	52,610	52,590	(6) (7) (8)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	9,084	9,019	9,015	(6) (7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(38)	(41)	(6) (7) (8) (9)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,255	(37)	(39)	(6) (7) (8) (9)
iCIMS, Inc.	Professional Services	10.67%	S + 5.75%	08/18/28	21,155	20,921	20,203	(6) (7) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	3,503	—	(158)	(6) (7) (8) (9)
iCIMS, Inc.	Professional Services	10.62%	S + 5.75%	08/18/28	1,860	537	474	(6) (7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.64%	S + 5.75%	11/30/27	15,368	15,184	15,291	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.10%	S + 5.75%	11/30/27	15,119	14,956	15,043	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	2,696	(29)	(13)	(6) (7) (8) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	13,137	12,743	12,743	(6) (7) (8) (10) (11)
Pluralsight, Inc.	Professional Services	9.62%	S + 4.50%	08/22/29	8,758	8,672	8,670	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(55)	(6) (7) (8) (9) (10)
Pluralsight, Inc.	Professional Services	9.62%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,379	4,379	4,335	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(22)	(6) (7) (8) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.97%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	32,790	32,552	30,823	(5) (6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	$10,512	$10,463	$9,881	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.97%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,058	10,019	9,455	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.35%	S + 4.75%	02/10/27	28,887	28,684	28,310	(8)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,143	(4)	(23)	(8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.56%	S + 6.50%	07/01/27	80,143	80,143	79,341	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(6) (7) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	7,193	7,114	6,923	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,100	(12)	(41)	(6) (7) (8) (9)
Acquia, Inc.	Software	12.46%	S + 7.00%	10/31/25	24,940	24,786	24,629	(6) (7) (8)
Acquia, Inc.	Software	12.47%	S + 7.00%	10/31/25	1,933	763	749	(6) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.37%	S + 7.00%	12/31/26	35,280	34,979	33,869	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.37%	S + 8.00%	12/31/26	5,900	5,900	5,782	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.35%	S + 7.00%	12/31/26	4,160	2,465	2,330	(6) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.37%	S + 8.00%	12/31/26	2,127	2,127	2,084	(6) (7) (8)
CivicPlus LLC	Software	10.96%	S + 5.75%	08/24/27	6,001	5,931	5,926	(6) (7) (8)
CivicPlus LLC	Software	10.96%	S + 5.75%	08/24/27	5,945	5,875	5,871	(6) (7) (8)
CivicPlus LLC	Software	10.96%	S + 5.75%	08/24/27	2,795	2,761	2,760	(6) (7) (8)
CivicPlus LLC	Software		S + 5.75%	08/24/27	1,112	(12)	(14)	(6) (7) (8) (9)
CloudBees, Inc.	Software	11.96%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	27,066	26,299	27,066	(6) (7) (8)
CloudBees, Inc.	Software	11.96%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,564	11,214	11,564	(6) (7) (8)
Gainsight, Inc.	Software	12.15%	S + 6.75% PIK	07/30/27	49,986	49,640	49,736	(6) (7) (8)
Gainsight, Inc.	Software	12.15%	S + 6.75% PIK	07/30/27	5,023	2,657	2,673	(6) (7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,723	11,616	11,606	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.10%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,739	1,719	1,722	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,645	(15)	(16)	(6) (7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.60%	S + 5.00%	12/01/28	52,044	51,835	51,523	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	11,671	(9)	(117)	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/27	6,115	(23)	(61)	(6) (7) (8) (9)
Pioneer Buyer I, LLC	Software	11.10%	S + 6.50%	11/01/28	18,161	17,979	18,116	(6) (7) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27	2,518	(26)	(6)	(6) (7) (8) (9)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	4,387	4,351	4,387	(6) (7) (8)
Rubrik, Inc.	Software	12.28%	S + 7.00%	08/17/28	613	499	503	(6) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.32%	S + 4.75%	07/02/29	51,764	51,127	51,247	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.32%	S + 4.75%	07/02/29	6,866	3,082	3,059	(6) (7) (8) (9)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	12,286	12,242	12,163	(6) (7) (8)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	9,451	9,413	9,357	(6) (7) (8)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,962	2,948	2,932	(6) (7) (8)
WorkForce Software, LLC	Software	12.46%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,177	2,169	2,155	(6) (7) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	980	(3)	(7)	(6) (7) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Software	11.56%	S + 6.50%	07/01/27	2,061	2,026	2,041	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par(4)	Cost	Fair Value	Footnotes
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.60%	S + 5.00%	06/02/31	$17,117	$16,951	$16,945	(6) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.66%	S + 5.00%	06/02/31	9,336	2,646	2,611	(6) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	2,178	(21)	(22)	(6) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	19,738	19,293	19,541	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.60%	S + 5.75%	10/07/30	15,598	5,527	5,615	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt						2,027,569	1,987,877
1st Lien/Last-Out Unitranche (14) - 1.94%
EDB Parent, LLC (dba Enterprise DB)	Software	11.81%	S + 6.75%	07/07/28	$17,879	$17,551	$17,521	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.81%	S + 6.75%	07/07/28	6,958	4,681	4,542	(6) (7) (8) (9)
Total 1st Lien/Last-Out Unitranche						22,232	22,063
2nd Lien/Senior Secured Debt - 0.32%
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	$14,704	$—	$—	(6) (7) (8) (15)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,052	3,789	3,688	(6) (7) (8) (15)
Total 2nd Lien/Senior Secured Debt						3,789	3,688
Unsecured Debt - 1.29%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	$7,649	$6,569	$6,559	(7) (8) (15)
CivicPlus LLC	Software	16.35%	S + 11.75% PIK	06/09/34	8,294	8,139	8,086	(6) (7) (8)
Total Unsecured Debt						14,708	14,645
Total United States						$2,068,298	$2,028,273
Total Debt Investments						$2,129,993	$2,091,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2024 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(16)	Shares(4)	Cost	Fair Value	Footnotes
Equity Securities - 4.62%
United States - 4.62%
Common Stock - 1.67%
Thrasio, LLC	Broadline Retail	06/18/24	235,056	$—	$—	(6) (7) (10) (15)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,636	(6) (7) (10) (15)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,798	(6) (7) (15)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	1,130	(6) (7) (15)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(6) (7) (10) (15)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	2,453	(6) (7) (15)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	11,911	(6) (7) (10) (15)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,656	54	(6) (7) (15)
Total Common Stock				22,917	18,982
Preferred Stock - 2.92%
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	$—	$—	(6) (7) (10) (15) (17)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,160	(6) (7) (15)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,638	(6) (7) (15)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	12,483	(6) (7) (15)
Total Preferred Stock				25,223	33,281
Warrants - 0.03%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$325	(6) (7) (15)
Total Warrants				1,666	325
Total United States				$49,806	$52,588
Total Equity Securities				$49,806	$52,588
Total Investments - 188.21%				$2,179,799	$2,143,625
Investments in Affiliated Money Market Fund - 17.60%
United States - 17.60%
Goldman Sachs Financial Square Government Fund - Institutional Shares			200,510,486	$200,510	$200,510	(8) (18) (19)
Total Investments in Affiliated Money Market Fund				200,510	200,510
Total United States				$200,510	$200,510
Total Investments and Investments in Affiliated Money Market Fund - 205.81%				$2,380,309	$2,344,135

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2024, 1 month S was 4.85%, 3 month S was 4.59%, 6 month S was 4.25%, 3 month SN was 4.95%, and P was 8.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euros ("EUR"), Great British Pounds (“GBP”), or Canadian Dollars ("CAD").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, the aggregate fair value of these securities is $112,923 or 4.71% of the Company’s total assets.
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
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies".
(13)
The Company is in discussions with the investment to extend the maturity date through an amendment.
(14)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(15)
Non-income producing security.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $52,588 or 4.62% of the Company's net assets. The initial acquisition dates have been included for such securities.
(17)
Amount rounds to less than $1.
(18)
The annualized seven-day yield as of September 30, 2024 is 4.84%.
(19)
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

The investment period commenced on the Initial Closing Date and will continue until the third anniversary of the Final Closing Date in the Company’s private offering, provided that it may be extended by the Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the unitholders of the Company (the “Unitholders”), for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion. On August 2, 2023, the Board approved and authorized an extension of the investment period of the Company for an additional twelve-month period, which ended on September 26, 2024.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2024. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly-owned subsidiaries, PMMC II Blocker III LLC, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”), PMMC II Blocker IV LLC, PMMC II Blocker V LLC and PMMC II Blocker VI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Prepayment premiums	$504	$—	$504	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,979	$1,721	$4,564	$2,110

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.4% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 3.7% and 2.4% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2024 and December 31, 2023, the Company held $21,027 and $23,308 in cash. Foreign currency of $1,049 and $2,531 (acquisition cost of $1,035 and $2,483) is included in cash as of September 30, 2024 and December 31, 2023.

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

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement, effective as of February 27, 2019 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

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

For the three and nine months ended September 30, 2024, Management Fees amounted to $4,248 and $13,086. As of September 30, 2024, $4,248 remained payable. For the three and nine months ended September 30, 2023, Management Fees amounted to $4,647 and $13,963.

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

For the three and nine months ended September 30, 2024, the Company accrued unvested Incentive Fees of $4,612 and $7,398. As of September 30, 2024, $59,075 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2023, the Company accrued unvested Incentive Fees of $4,226 and $13,144.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2024 and September 30, 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $364 and $1,126. As of September 30, 2024, $384 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $414 and $1,239.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $30 and $96. As of September 30, 2024, $19 remained payable. For the three and nine months ended September 30, 2023, the Company incurred expenses for services provided by the Transfer Agent of $38 and $94.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$882,284	$(937,598)	$—	$—	$200,510	$5,540
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	5,035	(500)	—	8	19,337	1,390
MedeAnalytics, Inc.	6,277	—	(18)	—	421	6,680	—
Pluralsight, Inc.	—	37,714	—	—	(132)	37,582	146
Thrasio, LLC	—	15,690	—	—	146	15,836	195
Total Non-Controlled Affiliates	$276,895	$940,723	$(938,116)	$—	$443	$279,945	$7,271
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$812,120	$(678,795)	$—	$—	$255,824	$7,605
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	3,594	(99)	—	591	14,794	1,342
MedeAnalytics, Inc.	—	6,075	—	—	202	6,277	—
Total Non-Controlled Affiliates	$133,207	$821,789	$(678,894)	$—	$793	$276,895	$8,947

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2024 and December 31, 2023, there were $63 and $190 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,089,264	$2,050,641	$2,481,925	$2,396,480
1st Lien/Last-Out Unitranche	22,232	22,063	20,650	20,410
2nd Lien/Senior Secured Debt	3,789	3,688	—	—
Unsecured Debt	14,708	14,645	6,572	6,566
Preferred Stock	25,223	33,281	34,187	40,562
Common Stock	22,917	18,982	10,996	12,522
Warrants	1,666	325	1,666	220
Total investments	$2,179,799	$2,143,625	$2,555,996	$2,476,760

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	20.0%	37.7%	17.5%	36.6%
Health Care Providers & Services	17.8	33.5	18.3	38.2
Professional Services	11.5	21.7	11.4	23.8
Health Care Technology	9.4	17.7	9.9	20.8
Diversified Consumer Services	7.4	13.9	6.1	12.7
Real Estate Mgmt. & Development	7.4	13.8	7.3	15.4
Financial Services	6.6	12.5	7.3	15.3
Health Care Equipment & Supplies	3.2	6.1	2.6	5.5
Commercial Services & Supplies	2.9	5.4	2.7	5.6
IT Services	2.4	4.5	3.4	7.2
Entertainment	2.0	3.8	1.9	3.9
Independent Power and Renewable Electricity Producers	1.9	3.6	1.7	3.6
Hotels, Restaurants & Leisure	1.5	2.9	1.3	2.8
Construction & Engineering	1.4	2.6	1.8	3.8
Trading Companies & Distributors	1.2	2.2	2.0	4.1
Chemicals	1.1	1.9	0.8	1.8
Specialty Retail	0.9	1.7	—	—
Broadline Retail	0.7	1.4	0.9	1.8
Pharmaceuticals	0.7	1.3	0.5	1.1
Insurance	—	—	1.1	2.2
Transportation Infrastructure	—	—	1.5	3.1
Total	100.0%	188.2%	100.0%	209.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2024	December 31, 2023
United States	97.1%	96.7%
Canada	1.5	2.3
United Kingdom	1.4	1.0
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,859,760	Discounted cash flows	Discount Rate	7.5% - 28.3%	10.7%
	$21,008	Comparable multiples	EV/Revenue	0.4x - 0.8x	0.7x
	$180	Collateral analysis	Recovery Rate	—	17.5%
1st Lien/Last-Out Unitranche	$22,063	Discounted cash flows	Discount Rate	—	11.3%
2nd Lien/Senior Secured Debt	$3,688	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$14,645	Discounted cash flows	Discount Rate	10.1% - 17.3%	14.1%
Equity
Preferred Stock	$18,643	Comparable multiples	EV/EBITDA(6)	20.0x - 20.9x	20.6x
	$14,638	Comparable multiples	EV/Revenue	—	3.8x
Common Stock	$4,618	Comparable multiples	EV/EBITDA(6)	7.0x - 14.8x	11.3x
	$14,364	Comparable multiples	EV/Revenue	1.5x - 11.0x	3.1x
Warrants	$325	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,161,922	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.0%
	$35,866	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$60,053	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.7x
1st Lien/Last-Out Unitranche	$20,410	Discounted cash flows	Discount Rate	—	11.7%
Unsecured Debt	$6,566	Discounted cash flows	Discount Rate	—	17.2%
Equity
Preferred Stock	$18,476	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	28.7x
	$22,086	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$8,854	Comparable multiples	EV/EBITDA(6)	9.3x - 17.5x	13.3x
	$3,668	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$220	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of September 30, 2024, included within Level 3 assets of $2,125,252 is an amount of $151,320 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,896,468 or 91.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increase in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$18,373	$2,032,268	$2,050,641	$—	$64,116	$2,332,364	$2,396,480
1st Lien/Last-Out Unitranche	—	—	22,063	22,063	—	—	20,410	20,410
2nd Lien/Senior Secured Debt	—	—	3,688	3,688	—	—	—	—
Unsecured Debt	—	—	14,645	14,645	—	—	6,566	6,566
Preferred Stock	—	—	33,281	33,281	—	—	40,562	40,562
Common Stock	—	—	18,982	18,982	—	—	12,522	12,522
Warrants	—	—	325	325	—	—	220	220
Investments in Affiliated Money Market Fund	200,510	—	—	200,510	255,824	—	—	255,824
Total	$200,510	$18,373	$2,125,252	$2,344,135	$255,824	$64,116	$2,412,644	$2,732,584

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$2,332,364	$433,561	$(117,325)	$46,594	$(702,892)	$10,318	$29,648	$—	$2,032,268	$(3,364)
1st Lien/Last-Out Unitranche	20,410	1,528	—	71	—	54	—	—	22,063	71
2nd Lien/Senior Secured Debt	—	3,789	—	(101)	—	—	—	—	3,688	(101)
Unsecured Debt	6,566	8,119	—	(57)	—	17	—	—	14,645	(57)
Preferred Stock	40,562	—	778	1,683	(9,742)	—	—	—	33,281	1,975
Common Stock	12,522	11,920	4,902	(5,460)	(4,902)	—	—	—	18,982	(4,703)
Warrants	220	—	—	105	—	—	—	—	325	105
Total assets	$2,412,644	$458,917	$(111,645)	$42,835	$(717,536)	$10,389	$29,648	$—	$2,125,252	$(6,074)
For the Nine Months Ended September 30, 2023
1st Lien/Senior Secured Debt	$2,501,677	$167,943	$(35,458)	$(28,420)	$(174,546)	$8,769	$—	$(24,504)	$2,415,461	$(36,375)
1st Lien/Last-Out Unitranche	18,243	1,621	—	(55)	—	55	—	—	19,864	(55)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	981	—	33	—	—	—	—	6,566	33
Preferred Stock	40,994	—	(1,825)	8,193	—	—	—	—	47,362	6,368
Common Stock	11,903	—	—	3,925	—	—	—	—	15,828	3,925
Warrants	551	—	—	(256)	—	—	—	—	295	(256)
Total assets	$2,578,920	$170,545	$(37,283)	$(16,580)	$(174,546)	$8,824	$—	$(24,504)	$2,505,376	$(26,360)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 198% and 181%.

The Company’s outstanding debt was as follows:

	September 30, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility	$—	$—	$—	$50,050	$50,050	$—
JPM Revolving Credit Facility(1)	1,650,000	484,721	1,167,270	1,650,000	184,721	1,466,263
Total debt	$1,650,000	$484,721	$1,167,270	$1,700,050	$234,771	$1,466,263

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, the Company had outstanding borrowings denominated in USD of $1,145,500, in CAD of CAD 150 and in GBP of GBP 16,200. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500, in CAD of CAD 150 and in GBP of GBP 16,200.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was 8.15% and the year ended December 31, 2023 was 7.96%. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2024 was $1,304,347 and the year ended December 31, 2023 was $1,489,172.

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

As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Costs of $6,046 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $0 and $70.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$—	$470	$—	$1,765
Facility fees	—	31	27	136
Amortization of financing costs	9	209	82	598
Total	$9	$710	$109	$2,499
Weighted average interest rate	—%	8.19%	—%	7.62%
Average outstanding balance	$—	$22,761	$—	$30,963

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated March 14, 2024. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2024, the total commitments under the JPM Revolving Credit Facility were $1,650,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time. The stated scheduled termination date of the JPM Revolving Credit Facility is September 24, 2026.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of September 30, 2024, the Company was in compliance with these covenants.

Costs of $15,013 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2024 and December 31, 2023, outstanding deferred financing costs were $6,127 and $8,412.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$25,045	$31,408	$79,600	$86,475
Facility fees	1,543	601	4,260	1,523
Amortization of financing costs	779	665	2,323	1,926
Total	$27,367	$32,674	$86,183	$89,924
Weighted average interest rate	8.16%	8.50%	8.15%	7.89%
Average outstanding balance	$1,221,035	$1,466,120	$1,304,347	$1,465,755

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,160	$1,160
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,100	275
Acquia, Inc.	1,160	982
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	8,840
AQ Helios Buyer, Inc. (dba SurePoint)	1,664	2,912
Assembly Intermediate LLC	6,984	6,984
Bigchange Group Limited	2,889	2,753
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	693
Businessolver.com, Inc.	1,863	2,071
Capitol Imaging Acquisition Corp.	9,170	9,170
Charger Debt Merger Sub, LLC (dba Classic Collision)	8,810	—
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,676	2,390
CivicPlus LLC	1,112	734
Clearcourse Partnership Acquireco Finance Limited	2,427	3,148
Coding Solutions Acquisition, Inc. (dba CorroHealth)	2,136	1,260
CorePower Yoga LLC	256	633
Diligent Corporation	10,728	1,611
Elemica Parent, Inc.	47	—
ESO Solutions, Inc.	1,514	1,317
Experity, Inc.	3,023	3,023
Fullsteam Operations LLC	251	1,264
Gainsight, Inc.	2,325	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749

	Unfunded Commitment Balances(1)
	September 30, 2024	December 31, 2023
GovDelivery Holdings, LLC (dba Granicus, Inc.)	$1,645	$1,776
Governmentjobs.com, Inc. (dba NeoGov)	17,785	15,915
GS AcquisitionCo, Inc. (dba Insightsoftware)	795	914
Harrington Industrial Plastics, LLC	9,827	2,029
HealthEdge Software, Inc.	14,287	3,400
Helios Buyer, Inc. (dba Heartland)	2,199	2,199
Honor HN Buyer, Inc	7,225	10,093
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	656	716
iCIMS, Inc.	4,805	11,159
Intelligent Medical Objects, Inc.	1,396	3,035
Kaseya Inc.	1,508	1,705
LS Clinical Services Holdings, Inc (dba CATO)	399	1,215
MerchantWise Solutions, LLC (dba HungerRush)	650	2,762
Millstone Medical Outsourcing, LLC	1,998	1,998
MRI Software LLC	1,143	1,143
NFM & J, L.P. (dba the Facilities Group)	2,696	2,696
PDDS Holdco, Inc. (dba Planet DDS)	2,145	3,686
Pioneer Buyer I, LLC	2,518	3,900
Pluralsight, Inc.	7,663	1,026
Riverpoint Medical, LLC	1,550	1,354
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik, Inc.	110	551
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	340	4,930
SpendMend, LLC	3,652	4,037
Sundance Group Holdings, Inc. (dba NetDocuments)	3,738	2,240
Superman Holdings, LLC (dba Foundation Software)	14,221	6,086
Sweep Purchaser LLC	4,201	84
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	885	2,302
Total Vision LLC	1,150	1,720
USN Opco LLC (dba Global Nephrology Solutions)	894	894
Volt Bidco, Inc. (dba Power Factors)	3,696	5,198
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	1,533	1,969
Wellness AcquisitionCo, Inc. (dba SPINS)	4,435	6,100
Whitewater Holding Company LLC	2,100	2,247
WorkForce Software, LLC	980	980
Zarya Intermediate, LLC (dba iOFFICE)	8,383	1,198
CFS Management, LLC (dba Center for Sight Management)	—	618
DECA Dental Holdings LLC	—	207
One GI LLC	—	3,246
Premier Care Dental Management, LLC	—	2,400
Prophix Software Inc. (dba Pound Bidco)	—	3,118
Sunstar Insurance Group, LLC	—	14,580
StarCompliance Intermediate, LLC	—	943
Total 1st Lien/Senior Secured Debt	$209,504	$202,500
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$2,278	$3,806
Total 1st Lien/Last-Out Unitranche	$2,278	$3,806
Total	$211,782	$206,306
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2024.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2023
May 30, 2023	160,166	$14,758
Total capital drawdowns	160,166	$14,758

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
August 8, 2024	October 2, 2024	November 4, 2024	$2.62
For the Nine Months Ended September 30, 2023
May 3, 2023	May 8, 2023	May 25, 2023	$3.03
September 19, 2023	September 18, 2023	September 29, 2023	$3.54

(1) $0.52 is considered capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net increase (decrease) in Members’ Capital from operations	$26,134	$23,950	$41,922	$74,483
Weighted average Units outstanding	13,854,750	13,854,750	13,854,750	13,767,333
Basic and diluted earnings (loss) per unit	$1.89	$1.73	$3.03	$5.41

Diluted earnings (loss) per Unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Unit Data:(1)
NAV, beginning of period	$85.41	$90.58
Net investment income	8.09	8.83
Net realized and unrealized gains (losses)(2)	(5.02)	(3.34)
Income tax provision, realized and unrealized gains	(0.05)	(0.06)
Net increase in Members’ Capital from operations(2)	$3.02	$5.43
Distributions recorded:
From net investment income	(5.70)	(6.57)
From capital gains	(0.52)	—
Total distributions recorded	(6.22)	(6.57)
Total increase (decrease) in Members’ Capital	$(3.20)	$(1.14)
NAV, end of period	$82.21	$89.44
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,767,333
Total return based on NAV(3)	3.54%	5.99%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,138,983	$1,239,221
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.88%	1.90%
Ratio of interest and other debt expenses to average Members’ Capital	9.81%	9.88%
Ratio of incentive fees to average Members’ Capital	0.63%	1.05%
Ratio of total expenses to average Members’ Capital	12.32%	12.83%
Ratio of net investment income to average Members’ Capital	12.96%	13.35%
Portfolio turnover	19%	6%

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

On November 7, 2024, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period October 1, 2024 through December 31, 2024, payable on or about January 28, 2025 to Unitholders of record as of December 31, 2024.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2024, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024, the revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”, and together with the JPM Revolving Credit Facility, the “Revolving Credit Facilities”) matured and was terminated. As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities, as applicable) was 198% and 181%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the “Board of Directors” or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,089.26	$2,050.64	$2,481.92	$2,396.48
First Lien/Last-Out Unitranche	22.23	22.06	20.65	20.41
Second Lien/Senior Secured Debt	3.79	3.69	—	—
Unsecured Debt	14.71	14.65	6.57	6.57
Preferred Stock	25.22	33.28	34.19	40.56
Common Stock	22.92	18.98	11.00	12.52
Warrants	1.67	0.33	1.67	0.22
Total investments	$2,179.80	$2,143.63	$2,556.00	$2,476.76

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	11.3%	13.0%	11.8%	12.9%
First Lien/Last-Out Unitranche(2)(3)	14.0	14.1	14.2	14.4
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	9.3	9.3	17.5	17.5
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	11.0%	12.6%	11.6%	12.7%

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

As of September 30, 2024, the total portfolio weighted average yield measured at amortized cost and fair value was 11.0% and 12.6%, as compared to 11.6% and 12.7% as of December 31, 2023. Within Unsecured Debt, the decrease in weighted average yield at cost and fair value was primarily driven by the sale of Zodiac Intermediate, LLC (dba Zipari), a first lien debt investment, to mPulse Mobile, Inc. (dba Zipari Inc.), a non-income producing security.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	80	87
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.3x	6.0x
Weighted average interest coverage(3)	1.7x	1.6x
Median EBITDA(3)	$54.10 million	$49.91 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.1% and 38.0% of total debt investments at fair value.

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

	As of
	September 30, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$17.88	0.8%	$—	—%
Grade 2	1,988.37	92.8	2,354.84	95.1
Grade 3	94.50	4.4	61.87	2.5
Grade 4	42.88	2.0	60.05	2.4
Total Investments	2,143.63	100.0%	$2,476.76	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $17.88 million being upgraded from a grade 2 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,149.60	98.6%	$2,461.87	96.3%
Non-accrual	30.20	1.4	94.13	3.7
Total Investments	$2,179.80	100.0%	$2,556.00	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2024	September 30, 2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$191.49	$20.36
Unsecured Debt	6.56	—
Total	$198.05	$20.36
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$294.52	$104.08
Second Lien/Senior Secured Debt	—	15.41
Preferred Stock	9.74	—
Common Stock	4.90	—
Total	$309.16	$119.49
Net increase (decrease) in portfolio	$(111.11)	$(99.13)
Number of existing portfolio companies with new investment commitments	10	2
Total new investment commitment amount in existing portfolio companies	$198.05	$20.36
Weighted average remaining term for new investment commitments (in years)(2)	5.9	—
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.9%	10.2%
Weighted average yield on new investment commitments(5)	9.5%	10.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.5%	11.9%
Weighted average yield on investments sold or repaid(7)	10.4%	11.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Total investment income	$70.82	$83.59	$222.35	$244.83
Net expenses	(37.24)	(43.62)	(110.23)	(123.30)
Net investment income	33.58	39.97	112.12	121.53
Net realized gain (loss) on investments	(71.69)	0.07	(111.65)	(37.28)
Net unrealized appreciation (depreciation) on investments	66.13	(16.89)	43.06	(8.84)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	(1.12)	0.82	(0.93)	(0.15)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.77)	(0.02)	(0.68)	(0.78)
Net increase in members’ capital from operations	$26.13	$23.95	$41.92	$74.48

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest income	$62.62	$74.38	$197.14	$218.39
Payment-in-kind income	5.87	6.43	18.46	18.95
Dividend income	2.02	2.09	5.54	5.22
Other income	0.31	0.69	1.21	2.27
Total investment income	$70.82	$83.59	$222.35	$244.83

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $74.38 and $218.39 million for the three and nine months ended September 30, 2023 to $62.62 million and $197.14 million for the three and nine months ended September 30, 2024. The decrease was primarily driven by the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,657.44 million as of September 30, 2023 to $2,143.63 million as of September 30, 2024.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Interest and other debt expenses	$27.38	$33.38	$86.29	$92.42
Management fees	4.25	4.65	13.09	13.96
Incentive fees	4.61	4.23	7.40	13.14
Professional fees	0.39	0.55	1.41	1.41
Directors’ fees	0.07	0.07	0.21	0.22
Other general and administrative expenses	0.54	0.74	1.83	2.15
Total expenses	$37.24	$43.62	$110.23	$123.30

In the table above:

•
Interest and other debt expenses decreased from $33.38 million and $92.42 million for the three and nine months ended September 30, 2023 to $27.38 million and $86.29 million for the three and nine months ended September 30, 2024. The decrease was primarily driven by the repayments of debt under the JPM credit facility.
•
Incentive Fees decreased from $13.14 million for the nine months ended September 30, 2023 to $7.40 million for the nine months ended September 30, 2024. The decrease was primarily driven by the decrease in results of operations before incentive fees from $87.63 million for nine months ended September 30, 2023 to $49.32 million for the nine months ended September 30, 2024.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Foundation Software - Class B	$4.90	$—	$4.90	$—
Other, net	0.84	0.07	1.18	0.09
MedeAnalytics, Inc.	—	—	—	(37.37)
Sweep Purchaser LLC	—	—	(15.74)	—
Thrasio, LLC	0.00	—	(24.56)	—
Zodiac Intermediate, LLC (dba Zipari)	(38.25)	—	(38.25)	—
Pluralsight, Inc.	(39.18)	—	(39.18)	—
Net realized gain (loss) on investments	$(71.69)	$0.07	$(111.65)	$(37.28)

For the three months ended September 30, 2024, net realized losses were primarily driven by the restructuring of our first lien debt investments in Pluralsight, Inc. and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), which resulted in a realized loss of $(39.18) million and $(38.25) million.

For the nine months ended September 30, 2024, in addition to the aforementioned restructures, net realized losses were also driven by the restructuring of our first lien debt investments in Thrasio, LLC and Sweep Purchaser, LLC, which resulted in a loss of $(24.56) million in June 2024 and $(15.74) million in March 2024.

For the nine months ended September 30, 2023, net realized losses were primarily driven by the restructuring of our first lien debt investment in MedeAnalytics Inc., which resulted in a realized loss of $(37.37) million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Unrealized appreciation	$80.67	$16.84	$66.68	$32.80
Unrealized depreciation	(14.54)	(33.73)	(23.62)	(41.64)
Net change in unrealized appreciation (depreciation) on investments	$66.13	$(16.89)	$43.06	$(8.84)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	($ in millions)
Portfolio Company:
Pluralsight, Inc.	$38.64	$2.64
Zodiac Intermediate, LLC (dba Zipari)	36.54	19.95
Bigchange Group Limited	1.25	1.06
Experity, Inc.	0.51	0.96
BSI3 Menu Buyer, Inc (dba Kydia)	0.47	0.40
Thrasio, LLC	0.15	14.48
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	(0.01)	(2.31)
Sweep Purchaser LLC	(0.02)	11.43
Other, net (1)	(0.84)	10.79
Total Vision LLC	(1.39)	(1.87)
Premier Imaging, LLC (dba Lucid Health)	(1.73)	(7.45)
Picture Head Midco LLC	(1.91)	(3.15)
Volt Bidco, Inc. (dba Power Factors)	(2.48)	(3.11)
Foundation Software - Class B	(3.05)	(0.76)
Total	$66.13	$43.06

(1)
Includes gross unrealized appreciation of $3.12 million and $15.77 million, and gross unrealized depreciation of $(3.96) million and $(4.98) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2024 was primarily driven by the reversal of unrealized depreciation in connection with the restructuring of our first lien debt investments in Pluralsight, Inc. and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.).

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2024 was primarily driven by the reversal of unrealized depreciation in connection with the restructuring of our first lien debt investments in Thrasio, LLC, Sweep Purchaser, LLC and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.).

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	($ in millions)
Portfolio Company:
Zep Inc.	$6.90	$6.14
Exostar LLC - Class B	1.87	2.39
Broadway Parent, LLC	1.26	2.38
CloudBees, Inc.	1.18	2.25
PT Intermediate Holdings III, LLC (dba Parts Town)	0.50	0.49
Other, net (1)	0.27	0.56
MedeAnalytics, Inc.	—	8.89
BSI3 Menu Buyer, Inc (dba Kydia)	(1.04)	(1.61)
Pluralsight, Inc.	(1.34)	(1.45)
Sweep Purchaser LLC	(1.24)	(1.68)
Thrasio, LLC	(11.14)	(11.36)
Zodiac Intermediate, LLC (dba Zipari)	(14.11)	(15.84)
Total	$(16.89)	$(8.84)

(1)
Includes gross unrealized appreciation of $5.13 million and $10.26 million, and gross unrealized depreciation of $(4.86) million and $(9.70) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities, as applicable) was 198% and 181%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	September 30, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the nine months ended September 30, 2024.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$—	$—	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,167.27	$—	$1,167.27	$—	$—
(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2024, we had outstanding borrowings denominated in USD of $1,145.50 million, in Canadian Dollars (CAD) of CAD 0.15 million and in Great British Pounds (GBP) of GBP 16.20 million.

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

As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.55% per annum, after giving effect to the amendment dated March 14, 2024. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the total commitment. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2024, the total commitments under the JPM Revolving Credit Facility were $1,650.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the sixth anniversary of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time. The stated scheduled termination date of the JPM Revolving Credit Facility is September 24, 2026.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$209.50	$202.50
First Lien/Last-Out Unitranche	2.28	3.81
Total	$211.78	$206.31

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations on the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

On November 7, 2024, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period October 1, 2024 through December 31, 2024, payable on or about January 28, 2025 to Unitholders of record as of December 31, 2024.

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

As of September 30, 2024 and December 31, 2023, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility, as applicable, bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$49.08	$(26.56)	$22.52
Up 200 basis points	32.72	(17.70)	15.02
Up 100 basis points	16.36	(8.85)	7.51
Up 75 basis points	12.27	(6.64)	5.63
Up 50 basis points	8.18	(4.43)	3.75
Up 25 basis points	4.09	(2.21)	1.88
Down 25 basis points	(4.09)	2.21	(1.88)
Down 50 basis points	(8.18)	4.43	(3.75)
Down 75 basis points	(12.27)	6.64	(5.63)
Down 100 basis points	(16.36)	8.85	(7.51)
Down 200 basis points	(32.72)	17.70	(15.02)
Down 300 basis points	(49.08)	26.56	(22.52)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue a capital drawdown for the nine months ended September 30, 2024.

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

10.1*

Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 2024, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lenders thereunder, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and each lender thereunder.

10.2*

Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of October 23, 2024, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lenders thereunder, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and each lender thereunder.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 12, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)