Form 10-K
period 2024-12-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2025-03-04
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, there was no established public market for the registrant’s limited liability company units. As of March 4, 2025, there were 13,854,750 of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
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
•
the impact of changing inflation and interest rates and the risk of recession on our portfolio companies;
•
the effect of global climate change on our portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us,” and “our” mean Goldman Sachs Private Middle Market Credit II LLC together with its consolidated subsidiaries. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”), Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC) (“SCH”), Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”), West Bay BDC LLC ("West Bay") and Goldman Sachs Private Credit Corp. (“GS Credit”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2024, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. We generally seek to make investments that have maturities of three to ten years and investment size ranges from $10 million to $75 million or above.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,032.86	$1,992.55
First Lien/Last-Out Unitranche	22.83	22.64
Second Lien/Senior Secured Debt	3.79	3.59
Unsecured Debt	15.03	14.97
Preferred Stock	25.32	34.48
Common Stock	22.91	18.47
Warrants	1.67	0.38
Total investments	$2,124.41	$2,087.08

As of December 31, 2024, our portfolio consisted of 243 investments in 76 portfolio companies across 19 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2024 were Software, Health Care Providers & Services, Professional Services and Health Care Technology, which represented 18.4%, 18.1%, 11.9% and 10.2%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2024 was 97.9% invested in portfolio companies organized in the United States, 1.5% in portfolio companies organized in Canada and 0.6% in portfolio companies organized in the United Kingdom.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.8%	13.3%
First Lien/Last-Out Unitranche(2)(3)	13.3%	13.6%
Second Lien/Senior Secured Debt(2)	—	—
Unsecured Debt(2)	9.3%	9.3%
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	10.5%	12.9%

(1) The weighted average yield of our portfolio does not represent the total return to our Unitholders.

(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value, respectively.

(3) The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

(4) Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.):

December 31, 2024
Number of portfolio companies	76
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	6.2x
Weighted average interest coverage(3)	1.7x
Median EBITDA(3)	$55.67 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 19.6% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on December 20, 2018. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019.

From March 25, 2019 (the “Initial Closing Date”) through September 26, 2020 (the “Final Closing Date”), we accepted subscription agreements from investors acquiring Units in our continuous private offering of common units of our limited liability company interests (the “Units”). Investors acquiring Units in the private offering each entered into a subscription agreement (a “Subscription Agreement”) pursuant to which the investor agreed to purchase Units for an aggregate purchase price equal to the portion of its requested capital commitment to us that we accepted (its “Commitment”). Each individual Unitholder holding Units is required to make capital contributions (up to the amount of their undrawn Commitment) to purchase Units in respect of its Commitment each time we deliver a drawdown notice, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) prior to the required funding date (the “Drawdown Date”). New Units are issued on each Drawdown Date.

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

	December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the year ended December 31, 2024.

Investment Period

Our investment period commenced on the Initial Closing Date and will continue until the third anniversary of the date of the Final Closing Date, provided that it may be extended by our Board of Directors, in its discretion, for one additional twelve-month period, and, with the approval of a majority-in-interest of the Unitholders of the Company, for up to one additional year thereafter. In addition, the Board of Directors may terminate the investment period at any time in its discretion. On August 2, 2023, the Board approved and authorized an extension of our investment period for an additional twelve-month period, which ended on September 26, 2024.

Drawdowns may be issued at any time prior to the expiration of the investment period for any permitted purpose.

Following the end of the investment period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of Financings (as defined below), or other obligations, contingent or otherwise (including the Management Fee (as defined below)), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the Private Credit Investment Committee (as defined below) prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of the Board of Directors, a majority of which is made up of Independent Directors (as defined below) (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (“BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the “Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

As of December 31, 2024, our portfolio (which term does not include our investments in money market funds managed by an affiliate of GS Group Inc.) on a fair value basis, was comprised of approximately 96.7% secured debt investments (95.4% in first lien debt, 1.1% in first lien last out tranche debt and 0.2% in second lien debt), 0.7% in unsecured debt, 1.7% in preferred stock, 0.9% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to minimize the risk of capital loss without foregoing the potential for capital appreciation. We have identified several criteria, discussed below, that GSAM believes are important in identifying and investing in prospective portfolio companies.

These criteria outlined below provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

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

Our due diligence process typically includes, but is not limited to: (i) review of historical and prospective financial information; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) on-site visits; (v) interviews with management, employees, customers and vendors of the potential portfolio company; (vi) review of loan documents; (vii) background checks; and (viii) research relating to the portfolio company’s management, industry, markets, products and services and competitors.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Private Credit Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Private Credit Investment Committee. The members of the Private Credit Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the Private Credit Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

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

We also invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In a number of instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last-out” portion that we would continue to hold. In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we may seek to limit the downside potential of our investments by:

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

We may not be able to negotiate to get any or all of these protections with respect to our investments. Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

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

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations, and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching in respect of us or our Unitholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our Unitholders and is consistent with our then-current investment objectives and strategies.

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

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors— Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Expenses are generally allocated to Accounts (including to us) based on whose behalf the expenses are incurred. Where we and one or more other Accounts participate in a particular investment or collectively incur other expenses, the Investment Adviser generally allocates investment-related and other expenses in a manner the Investment Adviser determines to be fair and equitable.

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

Market Opportunity

The Goldman Sachs Asset Management Private Credit Team believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•
The middle-market represents a large target market opportunity. According to the National Center for the Middle Market, the U.S. middle market is composed of nearly 200,000 companies that represent approximately 33% of the private sector gross domestic product.1 The Goldman Sachs Asset Management Private Credit Team believes that there is an attractive investment environment for BDCs to provide loans to U.S. middle market companies.
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

1 As of year-end December 2024, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $209 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 2024. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
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
•
Structuring expertise with a focus on risk mitigation: Goldman Sachs Asset Management Private Credit has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure, which will enable us to consider different investment structures and expand our opportunity funnel.

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

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through over-the-counter markets (the “OTC Markets”) are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act (as defined below). See “—Qualifying Assets.”

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution, and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Our Administrator

Pursuant to our administration agreement (the “Administration Agreement”) with State Street Bank and Trust Company (our “Administrator”), our Administrator is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Advisory Agreement

The investment advisory and management agreement (the “Investment Advisory Agreement”) with our Investment Adviser was entered into as of February 27, 2019. The Investment Advisory Agreement will remain in full force and effect so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act, and (b) a vote of a majority of the Board of Directors or a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities, on the one hand, or by our Investment Adviser, on the other hand. The Investment Advisory Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

Management Services

Pursuant to the terms of the Investment Advisory Agreement, GSAM, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.”

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

For the year ended December 31, 2024, Management Fees amounted to $17.24 million. As of December 31, 2024, $4.15 million remained payable. For the year ended December 31, 2023, Management Fees amounted to $18.45 million.

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

For the year ended December 31, 2024, the Company accrued unvested Incentive Fees of $12.31 million. As of December 31, 2024, $63.99 million was payable in accordance with the terms of the Investment Advisory Agreement. For the year ended December 31, 2023, the Company accrued unvested Incentive Fees of $18.57 million.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on August 7, 2024 to approve the continuation of the Investment Advisory Agreement and ratified such determination at an in-person meeting held on November 7, 2024. In its consideration of the renewal of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

For the year ended December 31, 2024, we paid our Investment Adviser a total of $17.57 million in fees (excluding fees that were accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $17.57 million in Management Fees and $0 in Incentive Fees. For the year ended December 31, 2023, we paid our Investment Adviser a total of $18.56 million in fees (excluding fees that were accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $18.56 million in Management Fees and $0 in Incentive Fees.

Duration and Termination

The Investment Advisory Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Directors, by vote of a majority of our outstanding voting stock or by our Investment Adviser. The Investment Advisory Agreement shall automatically terminate in the event of its assignment. See “Item 1A. Risk Factors—Risks Relating to Competition—We depend upon management personnel of our Investment Adviser for our future success.”

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any RIC, (2) invest more than 5% of the value of our total assets in the securities of one RIC, or (3) invest more than 10% of the value of our total assets in the securities of RICs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject Unitholders to additional expenses. None of the policies described above are fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

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
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
(c)
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

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, workflow improvements and internal due diligence with respect to conflicts of interest.

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

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for our officers, employees and agents and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

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

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of GS Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

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
•
Political, social and economic uncertainties may create and exacerbate risks.
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
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Our limited Term and the expiration of the Investment Period may impact our investment strategy.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
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
•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
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
•
To the extent original issue discount ("OID") and payment-in-kind ("PIK") interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
•
The Units are limited in their transferability; we may repurchase or force a sale of a Unitholder’s Units.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Political, social and economic uncertainties may create and exacerbate risks.

Social, political, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

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

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 and related rules, we may be adversely affected.

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

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

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

The U.S. Congress has considered a proposal that would have, if enacted, had a significant adverse impact on individual retirement account (“IRA”) investors, including potentially terminating the IRA status of an IRA that acquires or holds an investment in certain private investment funds (including the Company), subjecting all of the investments in the IRA to significant taxes and subjecting the IRA’s owner to significant penalties. Other proposed legislation would have, if enacted, limited contributions by or on behalf of a high-income taxpayer to an IRA if the aggregate account balance in all applicable retirement plans (as defined in the proposal) maintained by or on behalf of the taxpayer exceeded a threshold dollar amount. These proposals were not ultimately included in legislation passed by the United States House of Representatives. Nonetheless, it is possible that either or both of these proposals (or other proposals that would adversely impact IRA investors) could be enacted as part of future tax reform legislative efforts.

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

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

The alternative investment fund manager (“AIFM”) Directive may have a negative impact on our Investment Adviser and its affiliates.

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

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” We do not currently intend to provide key person life insurance for any of our key personnel.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of the Goldman Sachs Asset Management Private Credit Team within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) the Goldman Sachs Asset Management Private Credit Team’s experience and breadth as an investor; (iii) the Goldman Sachs Asset Management Private Credit Team’s experienced team and history of investment performance; (iv) the Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

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

Risks Relating to Our Operations

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

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
•
outages due to issues experienced by specific service providers; and/or
•
cyber incidents.

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

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Relating to Our Business and Structure

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

Following the expiration of the investment period, we are not permitted to reinvest proceeds realized by us from the sale or repayment of any investment. Accordingly, we may be required to distribute such proceeds to Unitholders, which may cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized by us from the sale or repayment of our investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the Units. For more information, see “—Risks Relating to Our Investments—Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, Goldman Sachs Asset Management and its affiliates also manage other accounts, and expect to manage other vehicles or accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by Goldman Sachs Asset Management could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure investors that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(27.47)%	(17.35)%	(7.23)%	2.89%	13.00%

(1) Assumes (i) $2,222.72 million in total assets as of December 31, 2024, (ii) $1,000.61 million in outstanding indebtedness as of December 31, 2024, (iii) $1,098.33 million in net assets as of December 31, 2024 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 7.94%.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to OID, PIK interest and zero-coupon securities).

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and GS Group Inc. are discussed in more detail elsewhere in this report.

GS Group Inc.is a publicly held FHC and a leading global financial institution that provides investment banking, securities, and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Unitholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

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

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, and the value of our Units may decline.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

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

There may be evidence of global climate change. Climate change creates physical and financial risk, and we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Investments

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

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), the Sterling Overnight Index Average (“SONIA”), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

As of December 31, 2024, we have transitioned our investments and our Revolving Credit Facility to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark. On May 5, 2022, our MUFG Revolving Credit Facility transitioned from a LIBOR-based rate of interest to a SOFR-based rate of interest. On February 15, 2022, our JPM Revolving Credit Facility transitioned from a LIBOR-based rate of interest to a SOFR-based rate of interest. Due to these transitions, amounts drawn under either or both of our Revolving Credit Facilities may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee (the “Valuation Designee”). As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our net assets and also because our Investment Adviser is receiving a performance-based Incentive Fee.

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

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser, as the Valuation Designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

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

For example, as of December 31, 2024, Health Care Technology, together with Health Care Providers & Services, and Health Care Equipment & Supplies, represented 30.7% of our portfolio at fair value. Our investments in Health Care Technology, Health Care Providers & Services and Health Care Equipment & Supplies are subject to a variety of risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2024, Software represented 18.4% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, Professional Services represented 11.9% of our portfolio at fair value as of December 31, 2024. Our investments in Professional Services are subject to a variety of risks, including, but not limited to the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing, each of which may impact the conduct of our portfolio companies. In addition, portfolio companies in the Professional Services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences.

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

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as futures contracts, options on futures contracts, forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs will increase.

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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. Unitholders free from U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We are exposed to risks associated with changes in interest rates."

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

Risks Relating to Our Units

Investing in our Units involves an above-average degree of risk.

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

The distributions we pay to Unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its Units and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such Units. Distributions in excess of a holder’s adjusted tax basis in its Units will constitute capital gains to such holder. Unitholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, Unitholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to Unitholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles (“GAAP”) and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

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

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to our Unitholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of Units being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. Unitholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Unitholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are disallowed for tax years beginning before January 1, 2026 and thereafter generally are (i) deductible by such U.S. Unitholders only to the extent that the aggregate of such U.S. Unitholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Unitholder’s adjusted gross income for U.S. federal income tax purposes, (ii) not deductible for purposes of the alternative minimum tax, and (iii) subject to the overall limitation on itemized deductions under the Code. In addition, if we are not treated as a publicly offered regulated investment company, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to Unitholders on a non-pro rata basis.

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

Unitholders are not permitted to transfer their Units, including a transfer of solely an economic interest, without our prior written consent. While we expect not to unreasonably withhold our prior written consent to transfers by Unitholders, adverse tax consequences for certain of our U.S. holders may arise if we have fewer than 500 beneficial owners of our capital securities. Accordingly, we expect to withhold our consent if any such transfer would or may result in us having fewer than 550 beneficial owners of our capital securities. Additionally, we expect to withhold our consent if any such transfer would (i) be prohibited by or trigger a prepayment under our debt or other credit facilities, (ii) result in a violation of applicable securities law, (iii) result in us no longer being eligible to be treated as a RIC, (iv) result in us being subject to additional regulatory or compliance requirements imposed by laws other than the Exchange Act or the Investment Company Act, or (v) result in our assets becoming “plan assets” of any United States Employee Retirement Income Security Act of 1974 (“ERISA”) Member within the meaning of the Plan Assets Regulation (the regulation concerning the definition of “plan assets” under ERISA adopted by the United States Department of Labor and codified in 29 C.F.R. §2510.3-101, as modified by Section 3(42) of ERISA). Finally, Units may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions, and therefore investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.

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
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and

•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

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

As of March 4, 2025, there were approximately 1,792 holders of record of our Units.

Sales of Unregistered Securities

We did not issue a capital drawdown for the year ended December 31, 2024.

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

Distributions

Subject to the requirements of Section 852(a) of the Code, and the terms of any indebtedness or Preferred Units, we intend to (i) distribute to Unitholders, pro rata based on the number of Units held by each Unitholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the investment period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) commencing with the quarter ended December 31, 2019, and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for tax treatment as a RIC.

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
August 8, 2024	October 2, 2024	November 4, 2024	$2.62
November 7, 2024	December 31, 2024	January 31, 2025	$2.32
For the Year Ended December 31, 2023
May 3, 2023	May 8, 2023	May 25, 2023	$3.03
September 19, 2023	September 18, 2023	September 29, 2023	$3.54
November 1, 2023	October 3, 2023	November 27, 2023	$2.60
November 1, 2023	December 29, 2023	January 31, 2024	$3.66
For the Year Ended December 31, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
May 3, 2022	July 5, 2022	July 29, 2022	$2.72
November 2, 2022	December 30, 2022	January 31, 2023	$5.70

(1) $0.53 is considered a capital gains distribution.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2024, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (collectively with us, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

• brokers’ commissions;

• fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). The revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”) matured on May 3, 2024 and was terminated in accordance with its terms. As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 210% and 181%, respectively. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$2,032.86	$1,992.55	$2,481.92	$2,396.48
First Lien/Last-Out Unitranche	22.83	22.64	20.65	20.41
Second Lien/Senior Secured Debt	3.79	3.59	—	—
Unsecured Debt	15.03	14.97	6.57	6.57
Preferred Stock	25.32	34.48	34.19	40.56
Common Stock	22.91	18.47	11.00	12.52
Warrants	1.67	0.38	1.67	0.22
Total investments	$2,124.41	$2,087.08	$2,556.00	$2,476.76

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.8%	13.3%	11.8%	12.9%
First Lien/Last-Out Unitranche(2)(3)	13.3%	13.6%	14.2	14.4
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	9.3%	9.3%	17.5	17.5
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.5%	12.9%	11.6%	12.7%

(1)
The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.
(3)
The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)
Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

The decrease in total portfolio weighted average yield at amortized cost, and within First Lien/Senior Secured Debt weighted average yield at cost, was due to a decline in interest rates. Within Unsecured Debt, the decrease in weighted average yield at cost and fair value was primarily driven by the sale of Zodiac Intermediate, LLC (dba Zipari), a first lien debt investment, to mPulse Mobile, Inc. (dba Zipari Inc.), a non-income producing security.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	76	87
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.2x	6.0x
Weighted average interest coverage(3)	1.7x	1.6x
Median EBITDA(3)	$55.67 million	$49.91 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2024 and December 31, 2023, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 19.6% and 38.0% of total debt investments at fair value.

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

	As of
	December 31, 2024		December 31, 2023
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,993.87	95.5%	2,354.84	95.1
Grade 3	74.44	3.6%	61.87	2.5
Grade 4	18.77	0.9%	60.05	2.4
Total Investments	$2,087.08	100.0%	$2,476.76	100.0%

The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $41.38 million being downgraded from a Grade 2 investment performance rating due to financial underperformance, which was partially offset by the restructuring of investments with an aggregate fair value of $20.79 million and sales in investments with an aggregate fair value of $8.5 million. The decrease in investments with a Grade 4 investment performance rating was primarily driven by sales in investments with an aggregate fair value of $32.55 million and restructurings in investments with an aggregate fair value of $21.22 million which was partially offset by investments with an aggregate fair value of $12.09 million being downgraded from a Grade 2 investment performance rating to a Grade 4 investment performance rating, due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024		December 31, 2023
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$2,094.21	98.6%	$2,461.87	96.3%
Non-accrual	30.20	1.4	94.13	3.7
Total Investments	$2,124.41	100.0%	$2,556.00	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$356.34	$103.68
Unsecured Debt	6.56	—
Preferred Stock	0.09	—
Total	$362.99	$103.68
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$681.77	$274.45
Second Lien/Senior Secured Debt	—	15.41
Preferred Stock	9.74	6.55
Common Stock	4.90	4.41
Total	$696.41	$300.82
Net increase (decrease) in portfolio	$(333.42)	$(197.14)
Number of new portfolio companies with new investment commitments	1	1
Total new investment commitment amount in new portfolio companies	$31.08	$25.96
Average new investment commitment amount in new portfolio companies	$31.08	$25.96
Number of existing portfolio companies with new investment commitments	18	7
Total new investment commitment amount in existing portfolio companies	$331.91	$77.72
Weighted average remaining term for new investment commitments (in years)(2)	5.5	5.6
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.4%	12.4%
Weighted average yield on new investment commitments(5)	10.2%	12.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.5%	12.1%
Weighted average yield on investments sold or repaid(7)	10.9%	11.7%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(2)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)
May include preferred stock investments.
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2023 and 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Our operating results were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Total investment income	$284.68	$328.73
Net expenses	(143.42)	(166.82)
Net investment income	141.26	161.91
Net realized gain (loss) on investments	(112.07)	(29.77)
Net unrealized appreciation (depreciation) on investments	41.91	(24.86)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.14	(1.00)
Income tax (provision) benefit, realized and unrealized gain/loss	(1.48)	(1.07)
Net increase in members’ capital from operations	$69.76	$105.21

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest income	$249.02	$294.07
Payment-in-kind income	26.57	24.06
Dividend income	7.26	7.61
Other income	1.83	2.99
Total investment income	$284.68	$328.73

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $294.07 million for the year ended December 31, 2023 to $249.02 million for the year ended December 31, 2024. The decrease was primarily driven by the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,556.00 million as of December 31, 2023 to $2,124.41 million as of December 31, 2024.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Interest and other debt expenses	$109.18	$124.87
Management fees	17.24	18.45
Incentive fees	12.31	18.57
Professional fees	1.85	1.75
Directors’ fees	0.30	0.29
Other general and administrative expenses	2.54	2.89
Total expenses	$143.42	$166.82

In the table above:

•
Interest and other debt expenses decreased from $124.87 million for the year ended December 31, 2023 to $109.18 million for the year ended December 31, 2024. The decrease was primarily driven by the repayments on our Revolving Credit Facilities.
•
Management Fees decreased from $18.45 million for the year ended December 31, 2023 to $17.24 million for the year ended December 31, 2024. The decrease was primarily driven by a decrease in members' capital.
•
Incentive Fees decreased from $18.57 million for the year ended December 31, 2023 to $12.31 million for the year ended December 31, 2024. The decrease was primarily driven by the decrease in results of operations before incentive fees from $123.78 million for the year ended December 31, 2023 to $82.07 million for the year ended December 31, 2024.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Other, net	$5.66	$0.13
Sweep Purchaser LLC	(15.74)	—
Thrasio, LLC	(24.56)	—
Zodiac Intermediate, LLC (dba Zipari)	(38.25)	—
Pluralsight, Inc.	(39.18)	—
Exostar LLC - Class B	—	4.41
Broadway Parent, llc	—	3.06
MedeAnalytics,Inc.	—	(37.37)
Net realized gain (loss) on investments	$(112.07)	$(29.77)

For the year ended December 31, 2024, net realized losses were primarily driven by the restructuring of our first lien debt investments in Pluralsight, Inc. and the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.), which resulted in a realized loss of $(39.18) million and $(38.25) million, respectively. In addition to the aforementioned restructuring and sale, net realized losses were also driven by the restructuring of our first lien debt investments in Thrasio, LLC and Sweep Purchaser, LLC, which resulted in a loss of $(24.56) million in June 2024 and $(15.74) million in March 2024, respectively.

For the year ended December 31, 2023, net realized losses were primarily driven by the restructuring of our first lien debt investment in MedeAnalytics, Inc., which resulted in a realized loss of $(37.37) million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Years Ended December 31,
	2024	2023
	($ in millions)
Unrealized appreciation	$70.98	$32.28
Unrealized depreciation	(29.07)	(57.14)
Net change in unrealized appreciation (depreciation) on investments	$41.91	$(24.86)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2024
($ in millions)
Portfolio Company:
Zodiac Intermediate, LLC (dba Zipari)	$19.94
Thrasio, LLC	14.94
Other, net (1)	12.97
Sweep Purchaser LLC	11.41
Pluralsight, Inc.	3.22
Governmentjobs.com, Inc. (dba NeoGov)	1.37
Total Vision LLC	(2.08)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	(2.32)
Volt Bidco, Inc. (dba Power Factors)	(3.59)
Streamland Media Midco LLC(2)	(6.35)
Premier Imaging, LLC (dba Lucid Health)	(7.60)
Total	$41.91

(1)
Includes gross unrealized appreciation of $19.46 million and gross unrealized depreciation of $(6.49) million.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2024 was primarily driven by the reversal of unrealized depreciation in connection with the sale of Zodiac Intermediate, LLC (dba Zipari) to mPulse Mobile, Inc. (dba Zipari Inc.) and the restructuring of our first lien debt investments in Thrasio, LLC and Sweep Purchaser LLC, partially offset by the unrealized depreciation due to the financial underperformance of Premier Imaging, LLC and Streamland Media Midco LLC (formerly known as Picture Head Midco LLC).

For the Year Ended December 31, 2023
($ in millions)
Portfolio Company:
MedeAnalytics, Inc.	$9.09
Zep Inc.	6.14
CloudBees, Inc.	2.13
Governmentjobs.com, Inc. (dba NeoGov)	1.42
PT Intermediate Holdings III, LLC (dba Parts Town)	0.79
Other, net (1)	(2.05)
BSI3 Menu Buyer, Inc (dba Kydia)	(1.63)
Pluralsight, Inc.	(2.25)
Sweep Purchaser LLC	(11.30)
Thrasio, LLC	(11.36)
Zodiac Intermediate, LLC (dba Zipari)	(15.84)
Total	$(24.86)

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2024 and December 31, 2023, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 210% and 181%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters, that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

We began accepting subscription agreements (“Subscription Agreements”) from investors acquiring Units in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase Units each time we deliver a drawdown notice. As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the year ended December 31, 2024.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2023
May 30, 2023	160,166	$14.76
Total capital drawdowns	160,166	$14.76

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
MUFG Revolving Credit Facility	$—	$—	$—	$—	$—
JPM Revolving Credit Facility(1)	$1,000.61	$—	$1,000.61	$—	$—
(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, we had outstanding borrowings denominated in USD of $995.50 million, in Canadian Dollars (“CAD”) of CAD 0.15 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

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

As of December 31, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and we serve as portfolio manager under the JPM Revolving Credit Facility. We amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and November 22, 2024.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2024, the total commitments under the JPM Revolving Credit Facility were $1,250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the stated scheduled termination date of the JPM Revolving Credit Facility, which is September 24, 2026, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2024	December 31, 2023
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$169.39	$202.50
First Lien/Last-Out Unitranche	1.70	3.81
Total	$171.09	$206.31

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

RECENT DEVELOPMENTS

On February 26, 2025, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to Unitholders of record as of April 2, 2025.

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

As of December 31, 2024 and December 31, 2023, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$47.73	$(22.93)	$24.80
Up 200 basis points	31.82	(15.29)	16.53
Up 100 basis points	15.91	(7.64)	8.27
Up 75 basis points	11.93	(5.73)	6.20
Up 50 basis points	7.96	(3.82)	4.14
Up 25 basis points	3.98	(1.91)	2.07
Down 25 basis points	(3.98)	1.91	(2.07)
Down 50 basis points	(7.96)	3.82	(4.14)
Down 75 basis points	(11.93)	5.73	(6.20)
Down 100 basis points	(15.91)	7.64	(8.27)
Down 200 basis points	(31.82)	15.29	(16.53)
Down 300 basis points	(47.73)	22.93	(24.80)

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit II LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit II LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the agent banks, portfolio company investees and transfer agent; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2024	December 31, 2023

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $2,045,971 and $2,535,850)	$2,006,266	$2,455,689
Non-controlled affiliated investments (cost of $78,439 and $20,146)	80,815	21,071
Total investments, at fair value (cost of $2,124,410 and $2,555,996)	$2,087,081	$2,476,760
Investments in affiliated money market fund (cost of $84,647 and $255,824)	84,647	255,824
Cash	27,340	23,308
Interest and dividends receivable	17,732	26,195
Deferred financing costs	5,353	8,482
Other assets	564	341
Total assets	$2,222,717	$2,790,910
Liabilities
Debt	$1,000,612	$1,466,263
Interest and other debt expenses payable	19,968	31,301
Management fees payable	4,153	4,488
Incentive fees payable	63,988	51,677
Distribution payable	32,132	50,669
Accrued expenses and other liabilities	3,535	3,234
Total liabilities	$1,124,388	$1,607,632
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of December 31, 2024 and December 31, 2023)	1,313,752	1,322,298
Distributable earnings (loss)	(215,423)	(139,020)
Total members’ capital	$1,098,329	$1,183,278
Total liabilities and members’ capital	$2,222,717	$2,790,910
Net asset value per unit	$79.27	$85.41

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$246,593	$292,764	218,979
Payment-in-kind income	26,284	24,064	15,153
Other income	1,801	2,956	3,541
From non-controlled affiliated investments:
Dividend income	7,260	7,605	920
Interest income	2,429	1,305	472
Payment-in-kind income	290	—	—
Other income	26	37	21
Total investment income	$284,683	$328,731	$239,086
Expenses:
Interest and other debt expenses	$109,177	$124,866	$75,282
Management fees	17,239	18,451	16,656
Incentive fees	12,311	18,566	12,277
Professional fees	1,851	1,750	1,664
Directors’ fees	295	294	301
Other general and administrative expenses	2,543	2,895	2,431
Total expenses	$143,416	$166,822	$108,611
Net investment income	$141,267	$161,909	$130,475
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(112,068)	$(29,772)	$(5,326)
Foreign currency and other transactions	(723)	1,255	(142)
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	40,456	(25,657)	(56,980)
Non-controlled affiliated investments	1,451	793	132
Foreign currency translations	862	(2,254)	1,608
Net realized and unrealized gains (losses)	$(70,022)	$(55,635)	$(60,708)
(Provision) benefit for taxes on realized gain/loss on investments	$(1,818)	$(1,119)	$—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	331	54	(200)
Net increase in members’ capital from operations	$69,758	$105,209	$69,567
Weighted average units outstanding	13,854,750	13,789,367	11,460,227
Basic and diluted net investment income per unit	$10.20	$11.74	$11.39
Basic and diluted earnings (loss) per unit	$5.03	$7.63	$6.07

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2024	2023	2022

Members’ capital at beginning of period	$1,183,278	$1,240,510	$985,148
Increase in members’ capital from operations:
Net investment income	$141,267	$161,909	$130,475
Net realized gain (loss)	(112,791)	(28,517)	(5,468)
Net change in unrealized appreciation (depreciation)	42,769	(27,118)	(55,240)
(Provision) benefit for taxes on realized gain/loss on investments	(1,818)	(1,119)	—
(Provision) benefit for unrealized appreciation/depreciation on investments	331	54	(200)
Net increase in members’ capital from operations	$69,758	$105,209	$69,567
Distributions to unitholders from:
Distributable earnings	$(147,398)	$(177,199)	$(138,884)
Capital gains	(7,309)	—	—
Total distributions to unitholders	$(154,707)	$(177,199)	$(138,884)
Capital transactions:
Issuance of units	$—	$14,758	$324,679
Net increase in members’ capital from capital transactions	$—	$14,758	$324,679
Total increase in members’ capital	$(84,949)	$(57,232)	$255,362
Members’ capital at end of period	$1,098,329	$1,183,278	$1,240,510
Distributions per unit	$11.16	$12.83	$11.32

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net increase in members’ capital from operations:	$69,758	$105,209	$69,567
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(264,960)	(185,802)	(656,293)
Payment-in-kind interest capitalized	(30,199)	(22,992)	(14,954)
Investments in affiliated money market fund, net	171,177	(133,325)	(122,499)
Proceeds from sales of investments and principal repayments	627,329	339,330	285,308
Net realized (gain) loss on investments	112,068	29,772	5,326
Net change in unrealized (appreciation) depreciation on investments	(41,907)	24,864	56,848
Net change in unrealized (appreciation) depreciation on foreign currency transactions	78	(58)	(49)
Amortization of premium and accretion of discount, net	(12,652)	(13,735)	(13,388)
Amortization of deferred financing costs	3,191	3,387	3,324
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	8,463	6,568	(9,790)
(Increase) decrease in other assets	(223)	2,339	(1,563)
Increase (decrease) in interest and other debt expenses payable	(11,305)	7,157	15,448
Increase (decrease) in management fees payable	(335)	(110)	836
Increase (decrease) in incentive fees payable	12,311	18,566	12,277
Increase (decrease) in accrued expenses and other liabilities	301	(1,177)	2,493
Net cash provided by (used for) operating activities	$643,095	$179,993	$(367,109)
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$14,758	$324,679
Distributions paid	(173,244)	(204,598)	(89,179)
Financing costs paid	(90)	(4,627)	(2,843)
Borrowings on debt	—	81,815	525,534
Repayments of debt	(465,651)	(80,748)	(386,076)
Net cash provided by (used for) financing activities	$(638,985)	$(193,400)	$372,115
Net increase (decrease) in cash	$4,110	$(13,407)	$5,006
Effect of foreign exchange rate changes on cash and cash equivalents	(78)	58	49
Cash, beginning of period	23,308	36,657	31,602
Cash, end of period	$27,340	$23,308	$36,657
Supplemental and non-cash activities
Interest expense paid	$111,150	$112,188	$54,347
Accrued but unpaid distributions	$32,132	$50,669	$78,068
Exchange of investments	$207,292	$25,934	$80,545

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 185.2%
Canada - 2.9%
1st Lien/Senior Secured Debt - 2.9%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.98%	S + 5.50%	11/06/26		$8,022	$7,978	$7,982	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.50%	11/06/26		1,160	(4)	(6)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	9.98%	S + 5.50%	11/06/26		5,341	5,285	5,314	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.71%	S + 6.25%	05/25/27		19,155	18,981	19,011	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(25)	(23)	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt							32,215	32,278
Total Canada							$32,215	$32,278
United Kingdom - 1.1%
1st Lien/Senior Secured Debt - 1.1%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.70%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	6,415	$7,680	$7,790	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.70%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	5,211	4,626	4,545	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							12,306	12,335
Total United Kingdom							$12,306	$12,335
United States - 181.2%
1st Lien/Senior Secured Debt - 177.4%
Thrasio, LLC	Broadline Retail		S + 10.26% PIK	06/18/29		$13,762	$11,402	$12,008	(6) (7) (8) (10) (11)
Thrasio, LLC	Broadline Retail	14.89%	S + 10.26% PIK	06/18/29		4,469	4,459	4,457	(6) (7) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.25%	S + 4.00%	10/02/28		15,256	15,256	15,103	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.28%	S + 5.50%	09/18/26		3,429	3,406	3,360	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.17%	S + 5.50%	09/18/26		1,343	1,331	1,316	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.31%	S + 5.50%	09/18/26		670	665	657	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.31%	S + 5.50%	09/18/26		502	497	492	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	10.12%	S + 5.50%	09/18/26		470	467	461	(6) (7) (8)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.64%	S + 6.00%	12/16/26		1,930	1,901	1,852	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.24%	S + 5.75% PIK	06/30/27		18,501	18,368	18,315	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.24%	S + 5.75%	06/30/27		9,548	9,511	9,501	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,201	(29)	(21)	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.35%	S + 5.50%	06/29/27		29,031	28,828	28,740	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(6)	(9)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.86%	S + 4.50%	08/29/31		30,279	30,133	30,128	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		9,856	(23)	(49)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(21)	(22)	(6) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	9.58%	S + 5.25%	10/19/27		39,908	39,490	39,908	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	9.58%	S + 5.25%	10/19/27		7,982	7,892	7,982	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27		3,991	(38)	—	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.73%	S + 7.25% (Incl. 1.25% PIK)	05/14/26		10,194	10,132	9,786	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services	10.54%	S + 6.00%	05/14/26		633	374	352	(6) (7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.43%	S + 6.00%	12/15/26		17,200	17,084	16,598	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.18%	S + 5.75%	12/15/26	$14,405	$14,346	$13,829	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.43%	S + 6.00%	12/15/26	13,199	13,144	12,737	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.46%	S + 6.00%	12/15/26	7,131	7,073	6,882	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.36%	S + 6.00%	12/15/26	2,199	558	496	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.47%	S + 6.00%	07/06/27	9,653	9,545	9,580	(6) (7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.47%	S + 6.00%	07/06/27	6,783	6,696	6,732	(6) (7) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.48%	S + 6.00%	07/06/27	1,700	1,512	1,517	(6) (7) (9) (10)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	15,312	15,147	15,159	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	5,140	5,081	5,089	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	5,107	5,052	5,056	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	10.48%	S + 6.00%	12/21/27	2,861	2,824	2,847	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/27	2,100	(21)	(21)	(6) (7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	10.23%	S + 5.75%	12/21/27	2,069	2,030	2,048	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	10.92%	S + 6.50%	12/31/27	27,529	27,225	27,184	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	2,831	(29)	(35)	(6) (7) (8) (9)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	19,217	19,228	12,011	(6) (7) (8) (12)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	1,069	1,069	1,069	(6) (7) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	1,069	1,069	1,283	(6) (7) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	346	346	356	(6) (7) (8)
Streamland Media Midco LLC	Entertainment	14.09%	S + 9.50% (Incl. 2.75% PIK)	03/31/25	346	346	346	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.83%	S + 5.50%	05/08/28	21,852	21,711	21,743	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,881	(18)	(14)	(6) (7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.89%	S + 5.50%	05/08/28	953	938	948	(6) (7) (8)
Aria Systems, Inc.	Financial Services	12.47%	S + 8.00%	06/30/26	24,329	24,180	24,208	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.47%	S + 6.00%	01/25/28	48,084	47,610	46,161	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(18)	(77)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	3,045	2,953	3,045	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	958	933	958	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	12.91%	S + 8.25%	11/27/29	426	415	426	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	170	(4)	—	(6) (7) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.58%	S + 5.25%	05/25/28	22,385	22,218	22,273	(6) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.25%	05/25/28	914	(7)	(5)	(6) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.83%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	19,396	19,165	18,038	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.83%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	4,031	3,978	3,749	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.50%	S + 6.00%	12/06/25	8,399	8,346	8,189	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25	6,109	6,093	5,926	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25	2,895	2,882	2,809	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25	2,875	2,863	2,788	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25	2,634	2,626	2,555	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.96%	S + 5.50%	12/06/25	1,365	1,361	1,324	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.58%	S + 5.25%	06/21/27	13,240	13,148	13,108	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.58%	S + 5.25%	06/21/27	$9,376	$9,323	$9,282	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.58%	S + 5.25%	06/21/27	4,631	4,570	4,584	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.53%	S + 5.25%	06/21/27	1,806	352	343	(6) (7) (8) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	10.90%	S + 6.25%	12/03/27	19,351	19,145	18,674	(6) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	11.35%	S + 6.50%	10/01/26	39,118	38,853	38,922	(6) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	9,170	(29)	(46)	(6) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	18,876	18,876	16,988	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,760	4,760	4,284	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	1,839	1,839	1,656	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.09%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	314	311	282	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.25%	S + 5.00%	08/07/31	8,625	8,566	8,495	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	1,314	(19)	(20)	(6) (7) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	821	707	706	(6) (7) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	20,435	20,306	17,165	(6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.74%	S + 5.75%	06/15/27	340	338	286	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.18%	S + 5.75%	08/28/28	19,020	18,799	18,449	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.18%	S + 5.75%	08/28/28	2,002	1,980	1,942	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.20%	S + 5.75%	08/26/27	1,552	1,538	1,505	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.23%	S + 5.75%	10/15/27	21,433	21,211	21,380	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.23%	S + 5.75%	10/15/27	19,334	19,072	19,286	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.23%	S + 5.75%	10/15/27	13,554	13,402	13,520	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.25%	P + 4.75%	10/15/27	2,542	294	311	(6) (7) (9)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	20,550	20,455	19,317	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	10,099	10,044	9,493	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	8,544	8,505	8,031	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.21%	S + 6.75%	12/22/25	5,542	5,508	5,210	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.24%	S + 6.75%	12/22/25	3,246	3,233	3,052	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.87%	S + 6.00%	03/31/26	18,321	18,322	14,061	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.59%	S + 6.00%	03/31/26	11,975	11,975	9,191	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.59%	S + 6.00%	03/31/26	5,070	5,070	3,891	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.59%	S + 6.00%	03/31/26	2,924	2,924	2,244	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	9.48%	S + 5.00%	03/01/28	11,966	11,845	11,847	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	9.55%	S + 5.00%	03/01/28	5,289	3,247	3,240	(6) (7) (8) (9)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	1,605	(16)	(16)	(6) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 6.00%	08/15/25	16,218	16,169	15,975	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.67%	S + 6.00%	08/15/25	8,771	8,739	8,640	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 6.00%	08/15/25	7,020	6,992	6,915	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.66%	S + 6.00%	08/15/25	3,897	3,879	3,839	(6) (7)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.74%	S + 6.00%	08/15/25	3,824	3,811	3,766	(6) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.76%	S + 6.00%	08/15/25	2,361	1,882	1,853	(6) (7) (8) (9)
Total Vision LLC	Health Care Providers & Services	10.89%	S + 6.00%	07/15/26	15,210	15,089	14,449	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Total Vision LLC	Health Care Providers & Services	10.62%	S + 6.00%	07/15/26	$8,800	$8,720	$8,360	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	10.78%	S + 6.00%	07/15/26	4,460	4,430	4,237	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	10.88%	S + 6.00%	07/15/26	2,229	2,214	2,118	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(7)	(58)	(6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	19,629	19,482	18,942	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	8,486	8,433	8,189	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	6,823	6,787	6,584	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.98%	S + 5.50%	12/21/26	2,812	822	744	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology	9.93%	S + 5.50%	12/01/27	16,360	16,272	16,237	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	9.93%	S + 5.50%	12/01/27	2,448	577	566	(6) (7) (8) (9)
ESO Solutions, Inc.	Health Care Technology	11.27%	S + 6.75%	05/03/27	36,294	35,969	35,931	(6) (7) (8)
ESO Solutions, Inc.	Health Care Technology	11.38%	S + 6.75%	05/03/27	3,292	2,278	2,272	(6) (7) (8) (9)
Experity, Inc.	Health Care Technology	10.32%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	21,712	21,659	21,549	(6) (7) (8)
Experity, Inc.	Health Care Technology	10.32%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	3,023	511	496	(6) (7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.83%	S + 5.50%	06/24/26	14,293	14,209	14,150	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.83%	S + 5.50%	06/24/26	2,500	2,495	2,475	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,749	(10)	(17)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.83%	S + 5.50%	06/24/26	934	931	925	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.13%	S + 4.75%	07/16/31	24,850	24,613	24,601	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.15%	S + 4.75%	07/16/31	10,963	10,857	10,854	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	3,297	(31)	(33)	(6) (7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	9.36%	S + 5.00%	05/11/29	11,158	11,006	10,879	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.91%	S + 5.00%	05/11/29	1,411	1,391	1,376	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.57%	S + 5.00%	05/11/28	1,396	25	7	(6) (7) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	9,751	6,057	6,680	(6) (7) (8) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	22,055	21,765	22,000	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	7,351	6,636	6,618	(6) (7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	2,145	2,131	2,140	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.98%	S + 7.50%	07/18/28	1,705	491	507	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.86%	S + 6.25%	01/18/28	12,701	12,484	12,129	(6) (7) (8)
WebPT, Inc.	Health Care Technology	10.86%	S + 6.25%	01/18/28	12,434	12,328	11,874	(6) (7) (8)
WebPT, Inc.	Health Care Technology	11.12%	S + 6.25%	01/18/28	2,146	1,118	1,038	(6) (7) (8) (9)
WebPT, Inc.	Health Care Technology	11.22%	S + 6.25%	01/18/28	1,811	1,794	1,729	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.19%	S + 5.75%	07/09/25	25,947	25,890	25,817	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.19%	S + 5.75%	07/09/25	5,382	5,365	5,355	(6) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	10.19%	S + 5.75%	07/09/25	2,186	1,471	1,465	(6) (7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	31,886	31,559	29,973	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	6,081	6,081	5,717	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.83%	S + 6.50%	08/11/27	3,876	3,523	3,291	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(32)	(201)	(6) (7) (9)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	17,176	16,998	17,176	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Kaseya Inc.	IT Services	9.83%	S + 5.50%	06/25/29	$1,013	$245	$255	(6) (7) (8) (9)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	948	191	197	(6) (7) (8) (9)
Kaseya Inc.	IT Services	10.09%	S + 5.50%	06/25/29	63	62	63	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.96%	S + 5.50%	01/20/27	19,792	19,635	19,693	(6) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.96%	S + 5.50%	01/20/27	3,686	1,622	1,633	(6) (7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(17)	(12)	(6) (7) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.03%	S + 7.25% (Incl. 8.03% PIK)	12/16/27	15,732	15,545	13,844	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.84%	S + 7.25% (Incl. 7.84% PIK)	06/16/27	2,111	1,689	1,459	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29	13,386	13,260	13,386	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29	2,384	2,373	2,384	(6) (7) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	693	(6)	—	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29	620	614	620	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29	278	275	278	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.36%	S + 5.00%	10/01/29	221	219	221	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.76%	S + 6.25%	05/18/29	41,906	40,710	41,487	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.76%	S + 6.25%	05/18/29	3,676	500	551	(6) (7) (8) (9)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	52,988	52,622	52,590	(6) (7) (8)
Diligent Corporation	Professional Services	10.09%	S + 5.00%	08/02/30	9,084	9,021	9,015	(6) (7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(37)	(41)	(6) (7) (8) (9)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,255	(35)	(39)	(6) (7) (8) (9)
iCIMS, Inc.	Professional Services	10.38%	S + 5.75%	08/18/28	21,171	20,950	20,218	(6) (7) (8)
iCIMS, Inc.	Professional Services	10.34%	S + 5.75%	08/18/28	1,860	352	288	(6) (7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.56%	S + 5.75%	11/30/27	15,329	15,159	15,253	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.44%	S + 5.75%	11/30/27	15,080	14,930	15,005	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		P + 4.75%	11/30/27	2,696	(27)	(13)	(6) (7) (8) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	13,560	12,743	13,154	(6) (7) (8) (10) (11)
Pluralsight, Inc.	Professional Services	9.01%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,791	8,709	8,703	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl.1.50% PIK)	08/22/29	5,474	—	(55)	(6) (7) (8) (9) (10)
Pluralsight, Inc.	Professional Services	9.01%	S + 4.50% (Incl.1.50% PIK)	08/22/29	4,396	4,396	4,352	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl.1.50% PIK)	08/22/29	2,189	—	(22)	(6) (7) (8) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.24%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	33,083	32,862	31,098	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.28%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,606	10,560	9,970	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.24%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,148	10,112	9,539	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.08%	S + 4.75%	02/10/27	15,904	15,803	15,864	(8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.01%	S + 6.50%	07/01/27	79,941	79,941	79,142	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(6) (7) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.01%	S + 6.50%	07/01/27	2,056	2,024	2,035	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.17%	S + 6.25%	03/10/27	7,193	7,122	6,923	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,100	(10)	(41)	(6) (7) (8) (9)
Acquia, Inc.	Software	11.73%	S + 7.00%	10/31/25	24,940	24,820	24,691	(6) (7) (8)
Acquia, Inc.	Software	11.75%	S + 7.00%	10/31/25	1,933	1,075	1,063	(6) (7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.65%	S + 7.00%	12/31/26	$35,280	$35,008	$33,957	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.65%	S + 8.00%	12/31/26	5,900	5,900	5,782	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.67%	S + 7.00%	12/31/26	4,160	2,468	2,340	(6) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.65%	S + 8.00%	12/31/26	2,127	2,127	2,084	(6) (7) (8)
CivicPlus LLC	Software	10.41%	S + 5.75%	08/24/27	6,001	5,936	5,941	(6) (7) (8)
CivicPlus LLC	Software	10.41%	S + 5.75%	08/24/27	5,945	5,881	5,886	(6) (7) (8)
CivicPlus LLC	Software	10.41%	S + 5.75%	08/24/27	2,795	2,764	2,767	(6) (7) (8)
CivicPlus LLC	Software		S + 5.75%	08/24/27	1,112	(11)	(11)	(6) (7) (8) (9)
CloudBees, Inc.	Software	11.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	27,239	26,557	27,239	(6) (7) (8)
CloudBees, Inc.	Software	11.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,638	11,326	11,638	(6) (7) (8)
Gainsight, Inc.	Software	10.66%	S + 6.00%	07/30/27	49,986	49,667	49,736	(6) (7) (8)
Gainsight, Inc.	Software	10.66%	S + 6.00%	07/30/27	5,182	2,661	2,672	(6) (7) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.34%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,761	11,658	11,644	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.84%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,742	1,723	1,725	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,645	(14)	(16)	(6) (7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.33%	S + 5.00%	12/01/28	51,913	51,723	51,394	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	11,671	(8)	(117)	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/27	6,115	(28)	(61)	(6) (7) (8) (9)
Pioneer Buyer I, LLC	Software	10.83%	S + 6.50%	11/01/28	18,161	17,988	18,116	(6) (7) (8)
Pioneer Buyer I, LLC	Software		S + 6.50%	11/01/27	2,518	(24)	(6)	(6) (7) (8) (9)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28	4,387	4,353	4,387	(6) (7) (8)
Rubrik, Inc.	Software	11.67%	S + 7.00%	08/17/28	613	576	581	(6) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.08%	S + 4.75%	07/02/29	51,635	51,026	51,118	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.08%	S + 4.75%	07/02/29	6,866	2,756	2,754	(6) (7) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.08%	S + 4.75%	06/02/31	17,074	16,913	16,903	(6) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.16%	S + 4.75%	06/02/31	9,327	3,581	3,548	(6) (7) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	2,178	(20)	(22)	(6) (7) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30	19,689	19,258	19,492	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.11%	S + 5.75%	10/07/30	15,560	10,736	10,880	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt						1,988,342	1,947,934
1st Lien/Last-Out Unitranche (13) - 2.1%
EDB Parent, LLC (dba Enterprise DB)	Software	11.26%	S + 6.75%	07/07/28	$17,879	$17,570	$17,521	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.26%	S + 6.75%	07/07/28	6,958	5,260	5,121	(6) (7) (8) (9)
Total 1st Lien/Last-Out Unitranche						22,830	22,642
2nd Lien/Senior Secured Debt - 0.3%
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	$14,704	$—	$—	(6) (7) (8) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,052	3,789	3,587	(6) (7) (8) (14)
Total 2nd Lien/Senior Secured Debt						3,789	3,587
Unsecured Debt - 1.4%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	$7,649	$6,559	$6,559	(7) (8) (14)
CivicPlus LLC	Software	16.08%	S + 11.75% PIK	06/09/34	8,626	8,472	8,410	(6) (7) (8)
Total Unsecured Debt						15,031	14,969
Total United States						$2,029,992	$1,989,132
Total Debt Investments						$2,074,513	$2,033,745

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2024 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(15)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 4.8%
United States - 4.8%
Common Stock - 1.7%
Thrasio, LLC	Broadline Retail	06/18/24	235,056	$—	$—	(6) (7) (10) (14)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,623	(6) (7) (10) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,749	(6) (7) (14)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	956	(6) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(6) (7) (10) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	2,007	(6) (7) (14)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	12,086	(6) (7) (10) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	54	(6) (7) (14)
Total Common Stock				22,916	18,475
Preferred Stock - 3.1%
Whitewater Holding Company LLC	Diversified Consumer Services	10/02/24	695	$92	$96	(6) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(6) (7) (10) (14) (16)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,325	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	15,251	(6) (7) (14)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	12,810	(6) (7) (14)
Total Preferred Stock				25,315	34,482
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$379	(6) (7) (14)
Total Warrants				1,666	379
Total United States				$49,897	$53,336
Total Equity Securities				$49,897	$53,336
Total Investments - 190.0%				$2,124,410	$2,087,081
Investments in Affiliated Money Market Fund - 7.7%
United States - 7.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares			84,647,380	$84,647	$84,647	(8) (17) (18)
Total Investments in Affiliated Money Market Fund				84,647	84,647
Total United States				$84,647	$84,647
Total Investments and Investments in Affiliated Money Market Fund - 197.7%				$2,209,057	$2,171,728

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 1 month S was 4.33%, 3 month S was 4.31%, 6 month S was 4.25%, 3 month SN was 4.70%, and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Great British Pounds (“GBP”), or Canadian Dollars ("CAD").
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the aggregate fair value of these securities is $95,220 or 4.3% of the Company’s total assets.
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
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies"

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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $53,336 or 4.9% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Amount rounds to less than $1.
(17)
The annualized seven-day yield as of December 31, 2024 is 4.42%.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

PIK – Payment-In-Kind

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 204.8%
Canada - 4.8%
1st Lien/Senior Secured Debt - 4.8%
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		$17,147	$16,988	$16,804	(5) (6) (7) (8)
Prophix Software Inc. (dba Pound Bidco)	Financial Services		S + 6.50%	01/30/26		3,118	(26)	(62)	(6) (7) (8) (9)
Prophix Software Inc. (dba Pound Bidco)	Financial Services	11.96%	S + 6.50%	01/30/26		7,015	6,941	6,875	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	11.50%	S + 6.00%	11/06/26		8,458	8,394	8,353	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		P + 6.00%	11/06/26		1,160	(6)	(14)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	11.50%	S + 6.00%	11/06/26		5,396	5,313	5,328	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	11.71%	S + 6.25%	05/25/27		19,155	18,917	18,915	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(36)	(38)	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							56,485	56,161
Total Canada							$56,485	$56,161
United Kingdom - 2.2%
1st Lien/Senior Secured Debt - 2.2%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP	5,814	$6,888	$7,207	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.69%	SN + 8.50% (Incl. 8.50% PIK)	07/25/28	GBP	4,996	2,902	3,044	(5) (6) (7) (8) (9)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	10,810	14,316	13,503	(5) (6) (7) (8)
Bigchange Group Limited	Software	11.19%	SN + 6.00%	12/23/26	GBP	1,678	2,134	2,096	(5) (6) (7) (8)
Bigchange Group Limited	Software		SN + 6.00%	12/23/26	GBP	2,160	(37)	(55)	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							26,203	25,795
Total United Kingdom							$26,203	$25,795
United States - 197.8%
1st Lien/Senior Secured Debt - 195.5%
Thrasio, LLC	Broadline Retail		S + 7.00%	12/18/26		$35,972	$35,555	$21,224	(5) (7) (8) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	9.35%	S + 4.00%	10/02/28		15,410	15,410	14,524	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.02%	S + 5.50%	09/18/25		470	466	457	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.02%	S + 5.50%	09/18/25		3,475	3,446	3,379	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.03%	S + 5.50%	09/18/25		679	673	660	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.01%	S + 5.50%	09/18/25		1,358	1,341	1,320	(5) (7) (8)
Elemica Parent, Inc.	Chemicals	11.03%	S + 5.50%	09/18/25		507	501	493	(5) (7) (8)
3SI Security Systems, Inc.	Commercial Services & Supplies	11.52%	S + 6.00%	12/16/26		2,033	2,015	1,952	(5) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.20%	S + 5.75%	11/30/26		25,740	25,463	19,305	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		4,201	4,074	3,067	(7) (8) (9)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		8,172	8,083	6,129	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		6,552	6,479	4,914	(5) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	11.23%	S + 5.75%	11/30/26		3,268	3,227	2,451	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	11.14%	S + 5.50%	06/29/27		29,331	29,054	28,598	(5) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		P + 4.50%	06/29/27		858	(8)	(21)	(5) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.47%	S + 6.13%	08/31/27		39,771	39,173	39,075	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/26		5,134	(58)	(90)	(7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	11.47%	S + 6.13%	08/31/27	$4,017	$3,929	$3,947	(5) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 6.13%	08/31/27	952	(10)	(17)	(5) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services		S + 6.00%	10/19/27	3,991	(51)	(30)	(7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	11.45%	S + 6.00%	10/19/27	9,977	6,865	6,909	(5) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	11.45%	S + 6.00%	10/19/27	39,908	39,361	39,609	(5) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00% (Incl. 1.25% PIK)	05/14/25	633	(3)	(101)	(5) (7) (8) (9)
CorePower Yoga LLC	Diversified Consumer Services	11.36%	S + 6.00% (Incl. 1.25% PIK)	05/14/25	10,251	10,201	8,611	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services		S + 6.00%	12/15/26	2,199	(22)	(66)	(7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.36%	S + 6.00%	12/15/26	7,205	7,119	6,989	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.36%	S + 6.00%	12/15/26	17,378	17,209	16,857	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.36%	S + 6.00%	12/15/26	13,335	13,254	12,935	(5) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	11.11%	S + 5.75%	12/15/26	14,553	14,466	14,043	(5) (7) (8)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	9,752	9,606	9,605	(5) (7) (8) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	11.47%	S + 6.00%	07/06/27	6,800	3,489	3,468	(7) (8) (9) (11)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(24)	(25)	(7) (8) (9) (11)
Whitewater Holding Company LLC	Diversified Consumer Services	11.25%	S + 5.75%	12/21/27	15,470	15,253	15,161	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.26%	S + 5.75%	12/21/27	2,100	444	431	(5) (7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	11.28%	S + 5.75%	12/21/27	5,193	5,116	5,089	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.25%	S + 5.75%	12/21/27	5,160	5,087	5,057	(5) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	11.52%	S + 6.00%	12/21/27	2,888	2,228	2,233	(5) (7) (8) (9)
Checkmate Finance Merger Sub, LLC	Entertainment	11.95%	S + 6.50%	12/31/27	27,812	27,416	27,255	(5) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	2,831	(38)	(57)	(5) (7) (8) (9)
Picture Head Midco LLC	Entertainment	12.89%	S + 7.25%	12/31/24	19,351	19,217	18,577	(5) (7) (8) (12)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	10.85%	S + 5.50%	05/08/28	23,888	23,520	23,768	(5) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	2,330	(34)	(12)	(7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.50%	05/08/28	6,510	(48)	(33)	(7) (8) (9)
Aria Systems, Inc.	Financial Services	13.47%	S + 8.00%	06/30/26	24,516	24,275	23,780	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	11.47%	S + 6.00%	01/25/28	48,084	47,477	44,718	(5) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(23)	(135)	(7) (8) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	170	(5)	(5)	(5) (7) (9)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	3,045	2,941	2,954	(5) (7)
Fullsteam Operations LLC	Financial Services	13.78%	S + 8.25%	11/27/29	958	271	276	(5) (7) (9)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	426	(6)	(6)	(5) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.50%	05/22/26	914	(7)	(11)	(5) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	11.00%	S + 5.50%	05/22/26	22,620	22,469	22,337	(5) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.35%	S + 6.00%	06/01/28	19,580	19,277	18,406	(5) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.36%	S + 6.00%	06/01/28	4,933	4,208	3,987	(5) (7) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.40%	S + 6.00%	06/01/28	2,485	336	224	(7) (8) (9)
StarCompliance Intermediate, LLC	Financial Services	12.20%	S + 6.75%	01/12/27	14,400	14,237	14,184	(5) (7) (8)
StarCompliance Intermediate, LLC	Financial Services	12.20%	S + 6.75%	01/12/27	2,300	1,333	1,323	(7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
StarCompliance Intermediate, LLC	Financial Services	12.20%	S + 6.75%	01/12/27	$2,319	$2,291	$2,285	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	1,365	1,357	1,320	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	6,173	6,140	5,973	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	2,661	2,645	2,575	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	2,905	2,881	2,810	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.96%	S + 5.50%	12/06/25	2,925	2,897	2,830	(5) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	11.53%	S + 6.00%	12/06/25	8,485	8,377	8,294	(5) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.49%	S + 5.00%	06/21/25	9,474	9,451	9,285	(5) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.46%	S + 5.00%	06/21/25	1,806	449	415	(5) (7) (8) (9)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	10.50%	S + 5.00%	06/21/25	13,376	13,310	13,108	(5) (7) (8)
Viant Medical Holdings, Inc.	Health Care Equipment & Supplies	11.72%	S + 6.25%	07/02/25	18,611	18,513	18,564	(5) (7)
Argos Health Holdings, Inc	Health Care Providers & Services	11.15%	S + 5.75%	12/03/27	19,551	19,279	18,867	(5) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services	12.14%	S + 6.50%	10/01/26	39,420	39,015	38,238	(5) (7) (8)
Capitol Imaging Acquisition Corp.	Health Care Providers & Services		S + 6.50%	10/01/25	9,170	(67)	(275)	(7) (8) (9)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 6.25% (Incl. 0.75% PIK)	07/01/24	1,732	1,729	1,576	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 6.25% (Incl. 0.75% PIK)	07/01/24	17,774	17,691	16,175	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 6.25% (Incl. 0.75% PIK)	07/01/24	4,472	4,462	4,070	(5) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	11.86%	S + 7.00% (Incl. 0.75% PIK)	07/01/24	913	293	213	(5) (7) (8) (9)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	13,420	13,205	13,018	(5) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	4,074	4,003	3,952	(5) (7) (8)
Coding Solutions Acquisition, Inc.	Health Care Providers & Services	11.11%	S + 5.75%	05/11/28	1,938	652	620	(5) (7) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	343	340	288	(5) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	11.39%	S + 5.75%	06/15/27	20,480	20,300	17,203	(5) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.20%	S + 5.75%	08/28/28	2,023	1,995	1,962	(5) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	11.20%	S + 5.75%	08/26/27	1,552	1,326	1,298	(5) (7) (8) (9)
DECA Dental Holdings LLC	Health Care Providers & Services	11.20%	S + 5.75%	08/28/28	19,216	18,941	18,640	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.25%	S + 5.75%	10/15/27	13,693	13,494	13,556	(7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.25%	S + 5.75%	10/15/27	21,654	21,359	21,438	(5) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	13.25%	P + 4.75%	10/15/27	2,542	285	292	(7) (8) (9)
Honor HN Buyer, Inc	Health Care Providers & Services	11.50%	S + 6.00%	10/15/27	19,485	11,365	11,422	(7) (8) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services		S + 5.75%	12/15/27	1,998	(27)	(40)	(5) (7) (8) (9)
Millstone Medical Outsourcing, LLC	Health Care Providers & Services	11.35%	S + 5.75%	12/15/27	9,138	9,010	8,955	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	8,633	8,556	8,115	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	20,764	20,577	19,518	(5) (7) (8)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	3,246	(28)	(195)	(5) (7) (8) (9)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	5,599	5,532	5,263	(5) (7) (8)
One GI LLC	Health Care Providers & Services	12.21%	S + 6.75%	12/22/25	10,203	10,095	9,591	(5) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.86%	S + 5.50%	08/05/27	2,769	336	231	(5) (7) (8) (9)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.86%	S + 5.50%	08/05/28	9,079	8,973	8,625	(5) (7) (8)
Premier Care Dental Management, LLC	Health Care Providers & Services	10.86%	S + 5.50%	08/05/28	16,735	16,498	15,898	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	$16,404	$16,334	$15,707	(5) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	4,540	4,516	4,347	(5) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	10,722	10,665	10,266	(5) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	11.61%	S + 6.00%	01/02/25	2,907	2,892	2,783	(5) (7) (8)
Purfoods, LLC	Health Care Providers & Services	11.78%	S + 6.25%	08/12/26	23,801	23,538	23,324	(5) (7) (8)
Purfoods, LLC	Health Care Providers & Services	11.77%	S + 6.25%	08/12/26	16,069	15,892	15,748	(5) (7) (8)
SpendMend, LLC	Health Care Providers & Services	11.00%	S + 5.50%	03/01/28	12,089	11,934	11,787	(5) (7) (8)
SpendMend, LLC	Health Care Providers & Services	11.02%	S + 5.50%	03/01/28	1,605	621	602	(5) (7) (8) (9)
SpendMend, LLC	Health Care Providers & Services	11.00%	S + 5.50%	03/01/28	5,317	2,194	2,110	(5) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.53%	S + 6.00%	08/15/25	16,389	16,264	15,898	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	13.50%	P + 5.00%	08/15/25	2,361	42	(12)	(5) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.53%	S + 6.00%	08/15/25	3,863	3,832	3,747	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.50%	S + 6.00%	08/15/25	7,092	7,021	6,879	(5) (7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.54%	S + 6.00%	08/15/25	3,935	3,891	3,817	(7) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	11.53%	S + 6.00%	08/15/25	8,861	8,780	8,595	(5) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26	4,506	4,457	4,394	(5) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(12)	(29)	(7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.66%	S + 6.00%	07/15/26	2,252	2,227	2,196	(5) (7) (8)
Total Vision LLC	Health Care Providers & Services	11.63%	S + 6.00%	07/15/26	9,460	8,758	8,653	(5) (7) (8) (9)
Total Vision LLC	Health Care Providers & Services	11.64%	S + 6.00%	07/15/26	15,366	15,170	14,982	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	6,893	6,840	6,686	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	2,812	1,888	1,834	(7) (8) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	19,833	19,616	19,238	(5) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	11.25%	S + 5.75%	12/21/26	8,572	8,495	8,315	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.96%	S + 5.50%	12/01/27	16,528	16,413	16,363	(5) (7) (8)
Businessolver.com, Inc.	Health Care Technology	10.96%	S + 5.50%	12/01/27	2,454	374	359	(5) (7) (8) (9)
ESO Solutions, Inc	Health Care Technology	12.36%	S + 7.00%	05/03/27	36,294	35,846	35,750	(5) (7) (8)
ESO Solutions, Inc	Health Care Technology	12.36%	S + 7.00%	05/03/27	3,292	1,938	1,926	(5) (7) (8) (9)
Experity, Inc.	Health Care Technology		S + 5.75%	02/24/28	3,023	(9)	(98)	(5) (7) (8) (9)
Experity, Inc.	Health Care Technology	11.20%	S + 5.75%	02/24/28	33,662	33,556	32,568	(5) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 8.25% (Incl. 3.75% PIK)	06/24/26	1,749	(16)	(52)	(7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.75%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	14,235	14,100	13,808	(5) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.75%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	2,490	2,473	2,416	(5) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	13.75%	S + 8.25% (Incl. 3.75% PIK)	06/24/26	930	922	902	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 6.25%	04/09/26	3,400	(36)	(51)	(5) (7) (8) (9)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	3,005	3,006	2,960	(5) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	11.71%	S + 6.25%	04/09/26	32,442	32,079	31,955	(5) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.40%	S + 6.00%	05/11/29	11,272	11,090	10,934	(5) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	11.39%	S + 6.00%	05/11/29	2,684	959	909	(5) (7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	11.41%	S + 6.00%	05/11/28	1,396	34	14	(5) (7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	$9,333	$6,075	$6,277	(5) (7) (8) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	13.10%	S + 7.50%	07/18/28	1,705	485	494	(7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.92%	S + 7.50%	07/18/28	7,351	4,859	4,786	(5) (7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	2,145	2,128	2,124	(5) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	12.93%	S + 7.50%	07/18/28	22,055	21,699	21,834	(5) (7) (8)
WebPT, Inc.	Health Care Technology	12.22%	S + 6.75%	01/18/28	2,146	491	469	(5) (7) (8) (9)
WebPT, Inc.	Health Care Technology	12.24%	S + 6.75%	01/18/28	12,701	12,424	12,447	(5) (7) (8)
WebPT, Inc.	Health Care Technology	12.22%	S + 6.75%	01/18/28	12,434	12,298	12,185	(5) (7) (8)
WebPT, Inc.	Health Care Technology	12.25%	S + 6.75%	01/18/28	2,146	1,787	1,768	(5) (7) (8) (9)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/21/26	46,540	45,659	28,296	(5) (7) (8) (10)
Zodiac Intermediate, LLC (dba Zipari)	Health Care Technology		S + 8.00%	12/22/25	7,000	6,843	4,256	(7) (8) (10)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.21%	S + 6.75%	07/09/25	26,216	26,055	25,823	(5) (7) (8)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.21%	S + 6.75%	07/09/25	2,186	1,458	1,437	(5) (7) (8) (9)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	Hotels, Restaurants & Leisure	12.21%	S + 6.75%	07/09/25	5,438	5,390	5,356	(5) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	3,876	1,085	1,007	(7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	3,343	893	869	(7) (8) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	31,886	31,451	31,248	(5) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	11.85%	S + 6.50%	08/11/27	6,081	6,081	5,960	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	11,890	11,756	11,711	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	12.27%	S + 6.00%	10/09/26	3,503	1,128	1,115	(7) (8) (9)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	7,528	7,446	7,415	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	335	333	330	(5) (7) (8)
Sunstar Insurance Group, LLC	Insurance	11.50%	S + 6.00%	10/09/26	18,106	5,616	5,589	(7) (8) (9)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	17,045	16,834	16,874	(5) (7) (8)
Kaseya Inc.	IT Services	11.38%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	1,011	56	52	(5) (7) (8) (9)
Kaseya Inc.	IT Services	10.86%	S + 6.00% (Incl. 2.50% PIK)	06/25/29	1,013	243	245	(5) (7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	10.99%	S + 5.50%	01/20/27	19,997	19,769	19,697	(5) (7) (8)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	2,400	(25)	(36)	(7) (8) (9)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 5.50%	01/20/27	3,700	(23)	(55)	(5) (7) (8) (9)
WSO2, Inc.	IT Services	12.97%	S + 7.50% (Incl. 3.00% PIK)	11/04/26	30,056	29,715	29,755	(5) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.90%	S + 7.25% (Incl. 6.25% PIK)	12/16/27	14,138	13,896	12,724	(5) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.88%	S + 7.25% (Incl. 6.25% PIK)	06/16/27	2,013	766	597	(5) (7) (8) (9)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	13,421	13,299	13,354	(5) (7) (8)
Bullhorn, Inc.	Professional Services		S + 5.50%	09/30/26	693	(6)	(3)	(5) (7) (8) (9)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	621	616	618	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	222	220	221	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	278	276	277	(5) (7) (8)
Bullhorn, Inc.	Professional Services	10.96%	S + 5.50%	09/30/26	2,390	2,383	2,378	(5) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.13%	S + 6.75%	05/18/29	3,676	1,228	1,213	(5) (7) (8) (9)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	12.13%	S + 6.75%	05/18/29	42,337	41,478	41,490	(5) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25	$20,396	$20,216	$20,345	(5) (7) (8)
Diligent Corporation	Professional Services	11.76%	S + 6.25%	08/04/25	3,503	1,871	1,883	(5) (7) (8) (9)
Diligent Corporation	Professional Services	11.28%	S + 5.75%	08/04/25	8,587	8,553	8,480	(5) (7) (8)
Diligent Corporation	Professional Services	11.28%	S + 5.75%	08/04/25	12,642	12,592	12,484	(5) (7) (8)
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25	1,706	1,692	1,702	(5) (7) (8)
Diligent Corporation	Professional Services	11.78%	S + 6.25%	08/04/25	1,076	1,067	1,073	(5) (7) (8)
iCIMS, Inc.	Professional Services	12.10%	S + 6.75%	08/18/28	3,639	558	489	(5) (7) (8) (9)
iCIMS, Inc.	Professional Services	12.62%	S + 7.25% (Incl. 3.88% PIK)	08/18/28	39,752	39,215	38,460	(5) (7) (8)
iCIMS, Inc.	Professional Services		S + 3.38%	08/18/28	8,127	—	(264)	(5) (7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.23%	S + 5.75%	11/30/27	15,235	15,034	14,931	(5) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.24%	S + 5.75%	11/30/27	15,486	15,262	15,176	(5) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services		S + 5.75%	11/30/27	2,696	(36)	(54)	(5) (7) (8) (9)
Pluralsight, Inc	Professional Services	13.56%	S + 8.00%	04/06/27	68,747	67,901	65,309	(5) (7) (8)
Pluralsight, Inc	Professional Services	13.52%	S + 8.00%	04/06/27	4,600	3,523	3,344	(5) (7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	12.08%	S + 6.00%	10/23/26	9,793	9,745	9,303	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	12.08%	S + 6.00%	10/23/26	31,926	31,636	30,329	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	11.53%	S + 6.00%	10/23/26	10,237	10,177	9,725	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	10.95%	S + 5.50%	02/10/27	16,291	16,224	15,904	(5)
MRI Software LLC	Real Estate Mgmt. & Development		S + 5.50%	02/10/27	1,143	(4)	(27)	(5) (9)
MRI Software LLC	Real Estate Mgmt. & Development	10.95%	S + 5.50%	02/10/26	30,397	30,154	29,675	(5)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.89%	S + 6.50%	07/01/27	8,383	7,186	7,102	(7) (8) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	11.89%	S + 6.50%	07/01/27	80,545	80,545	79,740	(5) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.71%	S + 6.25%	03/10/27	14,518	14,318	14,227	(5) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.71%	S + 6.25%	03/10/27	1,100	810	803	(5) (7) (8) (9)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	11.71%	S + 6.25%	03/10/27	1,522	1,512	1,491	(5) (7) (8)
Acquia, Inc.	Software	12.60%	S + 7.00%	10/31/25	1,933	937	912	(5) (7) (8) (9)
Acquia, Inc.	Software	12.74%	S + 7.00%	10/31/25	24,940	24,721	24,442	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.89%	S + 7.00%	07/01/26	4,160	1,206	1,071	(5) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.66%	S + 8.00%	07/01/26	2,127	2,127	2,084	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.63%	S + 7.00%	07/01/26	35,280	34,879	33,781	(5) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	13.63%	S + 8.00%	07/01/26	5,900	5,900	5,782	(5) (7) (8)
CivicPlus LLC	Software	12.04%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	5,871	5,785	5,797	(5) (7) (8)
CivicPlus LLC	Software	11.46%	S + 6.00%	08/24/27	1,112	362	364	(5) (7) (8) (9)
CivicPlus LLC	Software	12.04%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	2,760	2,718	2,726	(5) (7) (8)
CivicPlus LLC	Software	12.04%	S + 6.50% (Incl. 2.50% PIK)	08/24/27	5,925	5,840	5,851	(5) (7) (8)
CloudBees, Inc.	Software	12.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,345	10,885	11,232	(5) (7) (8)
CloudBees, Inc.	Software	12.47%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	26,552	25,540	26,287	(5) (7) (8)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27	4,946	2,410	2,375	(5) (7) (8) (9)
Gainsight, Inc.	Software	12.28%	S + 6.75% PIK	07/30/27	45,604	45,177	44,806	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.96%	S + 6.50%	01/29/27	2,337	542	549	(7) (8) (9)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	12.48%	S + 7.00% (Incl. 1.50% PIK)	01/29/27	$26,474	$26,100	$26,341	(5) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.48%	S + 6.00%	01/29/27	3,417	3,374	3,399	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/01/28	11,671	(11)	(146)	(7) (8) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.96%	S + 5.50%	12/01/28	1,587	1,571	1,568	(7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software	10.96%	S + 5.50%	12/01/28	37,526	37,456	37,057	(5) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.50%	12/02/27	4,244	(7)	(53)	(7) (8) (9)
Pioneer Buyer I, LLC	Software	12.35%	S + 7.00% PIK	11/01/28	26,850	26,533	26,582	(5) (7) (8)
Pioneer Buyer I, LLC	Software		S + 7.00% PIK	11/01/27	3,900	(50)	(39)	(5) (7) (8) (9)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	4,387	4,346	4,343	(5) (7) (8)
Rubrik, Inc.	Software	12.52%	S + 7.00%	08/17/28	613	56	56	(5) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.72%	S + 6.25%	07/02/27	11,198	11,055	11,030	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.73%	S + 6.25%	07/02/27	4,479	2,198	2,172	(5) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.73%	S + 6.25%	07/02/27	37,327	36,956	36,767	(5) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	11.74%	S + 6.25%	07/02/27	3,239	3,161	3,191	(5) (8)
WorkForce Software, LLC	Software	12.79%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	12,009	11,929	11,889	(5) (7) (8)
WorkForce Software, LLC	Software		S + 7.25% (Incl. 3.00% PIK)	07/31/25	980	(6)	(10)	(5) (7) (8) (9)
WorkForce Software, LLC	Software	12.63%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	9,239	9,167	9,146	(5) (7) (8)
WorkForce Software, LLC	Software	12.79%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,895	2,870	2,866	(5) (7) (8)
WorkForce Software, LLC	Software	12.82%	S + 7.25% (Incl. 3.00% PIK)	07/31/25	2,124	2,110	2,103	(5) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	6,763	4,594	4,565	(5) (7) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	11.11%	S + 5.75%	10/07/30	19,837	19,353	19,341	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	20,335	20,184	20,284	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	1,744	1,731	1,740	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	1,248	1,239	1,245	(5) (7)
PT Intermediate Holdings III, LLC (dba Parts Town)	Trading Companies & Distributors	11.47%	S + 5.98%	11/01/28	1,808	1,794	1,803	(5) (7)
Internet Truckstop Group, LLC (dba Truckstop)	Transportation Infrastructure	10.50%	S + 5.00%	04/02/25	37,599	37,278	37,223	(5) (7) (8)
Total 1st Lien/Senior Secured Debt						2,399,237	2,314,524
1st Lien/Last-Out Unitranche (13) - 1.7%
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	$17,879	$17,497	$17,432	(5) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	12.10%	S + 6.75%	07/07/28	6,958	3,153	2,978	(5) (7) (8) (9)
Total 1st Lien/Last-Out Unitranche						20,650	20,410
Unsecured Debt - 0.6%
CivicPlus LLC	Software	17.00%	S + 11.75%	06/09/34	$6,734	$6,572	$6,566	(5) (7) (8)
Total Unsecured Debt						6,572	6,566
Total United States						$2,426,459	$2,341,500
Total Debt Investments						$2,509,147	$2,423,456

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2023 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(14)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 4.5%
United States - 4.5%
Common Stock - 1.1%
Foundation Software - Class B	Construction & Engineering	08/31/20	490,234	$—	$758	(7) (8) (15)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,746	(7) (8) (11) (15)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,985	(7) (8) (15)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	2,099	(7) (8) (15)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(7) (8) (11) (15)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	3,668	(7) (8) (15)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	2,266	(7) (8) (15)
Total Common Stock				10,996	12,522
Preferred Stock - 3.4%
Foundation Software	Construction & Engineering	08/31/20	912	$912	$1,227	(7) (8) (15)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(7) (8) (11) (15) (16)
WSO2, Inc.	IT Services	11/04/21	509,767	8,052	8,029	(7) (8) (15)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	5,700	(7) (8) (15)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,057	(7) (8) (15)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	11,549	(7) (8) (15)
Total Preferred Stock				34,187	40,562
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$220	(7) (8) (15)
Total Warrants				1,666	220
Total United States				$46,849	$53,304
Total Equity Securities				$46,849	$53,304
Total Investments - 209.3%				$2,555,996	$2,476,760
Investments in Affiliated Money Market Fund - 21.6%
United States - 21.6%
Goldman Sachs Financial Square Government Fund - Institutional Shares			255,823,737	$255,824	$255,824	(5) (17) (18)
Total Investments in Affiliated Money Market Fund				255,824	255,824
Total United States				$255,824	$255,824
Total Investments and Investments in Affiliated Money Market Fund - 230.9%				$2,811,820	$2,732,584

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
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, GBP, or CAD.
(5)
All, or a portion of, the assets are pledged as collateral for the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”). See Note 6 “Debt”.
(6)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, the aggregate fair value of these securities is $131,313 or 4.7% of the Company’s total assets.
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
(14)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $53,304 or 4.5% of the Company's net assets. The initial acquisition dates have been included for such securities.
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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee of the Goldman Sachs Asset Management Private Credit Team prior to the expiration of the investment period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain prior period information has been conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Years Ended December 31,
	2024	2023	2022
Prepayment premiums	$504	$13	$966
Accelerated amortization of upfront loan origination fees and unamortized discounts	$5,119	$4,626	$4,341

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2023, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 3.7% and 2.4% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2024 and December 31, 2023, the Company held an aggregate cash balance of $27,340 and $23,308. Foreign currency of $702 and $2,531 (acquisition cost of $732 and $2,483) is included in cash as of December 31, 2024 and December 31, 2023.

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

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members’ capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. For further information, see Note 2 Significant Accounting Policies - Segment Reporting.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company’s consolidated financial statements.

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

For the years ended December 31, 2024, 2023 and 2022, Management Fees amounted to $17,239, $18,451 and $16,656. As of December 31, 2024, $4,153 remained payable.

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

For the years ended December 31, 2024, 2023 and 2022, the Company accrued unvested Incentive Fees of $12,311, $18,566 and $12,277. As of December 31, 2024, $63,988 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2024, 2023 and 2022, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,457, $1,648 and $1,505. As of December 31, 2024, $358 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses for services provided by the Transfer Agent of $123, $121 and $122. As of December 31, 2024, $29 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$1,068,974	$(1,240,151)	$—	$—	$84,647	$7,260
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	5,224	(542)	—	(24)	19,452	1,906
MedeAnalytics, Inc.	6,277	—	(18)	—	421	6,680	—
Pluralsight, Inc.	—	37,768	—	—	450	38,218	474
Thrasio, LLC	—	15,861	—	—	604	16,465	365
Total Non-Controlled Affiliates	$276,895	$1,127,827	$(1,240,711)	$—	$1,451	$165,462	$10,005
For the Year Ended December 31, 2023
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$122,499	$812,120	$(678,795)	$—	$—	$255,824	$7,605
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	10,708	3,594	(99)	—	591	14,794	1,342
MedeAnalytics, Inc.	—	6,075	—	—	202	6,277	—
Total Non-Controlled Affiliates	$133,207	$821,789	$(678,894)	$—	$793	$276,895	$8,947

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2024 and December 31, 2023, there were $19 and $190 included within Accrued expenses and other liabilities, $0 and $28 included within Interest and other expenses payable that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company’s investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (as amended, the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company’s existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2024		December 31, 2023
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$2,032,863	$1,992,547	$2,481,925	$2,396,480
1st Lien/Last-Out Unitranche	22,830	22,642	20,650	20,410
2nd Lien/Senior Secured Debt	3,789	3,587	—	—
Unsecured Debt	15,031	14,969	6,572	6,566
Preferred Stock	25,315	34,482	34,187	40,562
Common Stock	22,916	18,475	10,996	12,522
Warrants	1,666	379	1,666	220
Total investments	$2,124,410	$2,087,081	$2,555,996	$2,476,760

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2024		December 31, 2023
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	18.4%	35.0%	17.5%	36.6%
Health Care Providers & Services	18.1	34.5	18.3	38.2
Professional Services	11.9	22.6	11.4	23.8
Health Care Technology	10.2	19.4	9.9	20.8
Diversified Consumer Services	7.7	14.6	6.1	12.7
Real Estate Mgmt. & Development	7.1	13.4	7.3	15.4
Financial Services	6.8	12.9	7.3	15.3
Commercial Services & Supplies	3.0	5.6	2.7	5.6
IT Services	2.5	4.7	3.4	7.2
Health Care Equipment & Supplies	2.4	4.6	2.6	5.5
Entertainment	2.0	3.8	1.9	3.9
Independent Power and Renewable Electricity Producers	1.9	3.7	1.7	3.6
Hotels, Restaurants & Leisure	1.6	3.0	1.3	2.8
Trading Companies & Distributors	1.5	2.8	2.0	4.1
Construction & Engineering	1.4	2.7	1.8	3.8
Chemicals	1.0	1.9	0.8	1.8
Specialty Retail	1.0	1.9	—	—
Broadline Retail	0.8	1.5	0.9	1.8
Pharmaceuticals	0.7	1.4	0.5	1.1
Insurance	—	—	1.1	2.2
Transportation Infrastructure	—	—	1.5	3.1
Total	100.0%	190.0%	100.0%	209.3%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2024	December 31, 2023
United States	97.9%	96.7%
Canada	1.5	2.3
United Kingdom	0.6	1.0
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,896,625	Discounted cash flows	Discount Rate	8.3% - 33.0%	11.6%
	$18,734	Comparable multiples	EV/Revenue	0.4x - 1.0x	0.8x
	$181	Collateral analysis	Recovery Rate	—	17.5%
1st Lien/Last-Out Unitranche	$22,642	Discounted cash flows	Discount Rate	—	12.2%
2nd Lien/Senior Secured Debt	$3,587	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$14,969	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
Equity
Preferred Stock	$19,231	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.5x
	$15,251	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$4,382	Comparable multiples	EV/EBITDA(6)	7.0x - 13.5x	10.6x
	$14,093	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$379	Comparable multiples	EV/Revenue	—	4.2x
As of December 31, 2023
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$2,161,922	Discounted cash flows	Discount Rate	8.8% - 31.8%	11.0%
	$35,866	Comparable multiples	EV/EBITDA(6)	—	10.0x
	$60,053	Comparable multiples	EV/Revenue	0.4x - 2.7x	1.7x
1st Lien/Last-Out Unitranche	$20,410	Discounted cash flows	Discount Rate	—	11.7%
Unsecured Debt	$6,566	Discounted cash flows	Discount Rate	—	17.2%
Equity
Preferred Stock	$18,476	Comparable multiples	EV/EBITDA(6)	13.7x - 31.2x	28.7x
	$22,086	Comparable multiples	EV/Revenue	4.0x - 4.1x	4.0x
Common Stock	$8,854	Comparable multiples	EV/EBITDA(6)	9.3x - 17.5x	13.3x
	$3,668	Comparable multiples	EV/Revenue	—	14.8x
Warrants	$220	Comparable multiples	EV/Revenue	—	4.0x

(1)
As of December 31, 2024, included within Level 3 assets of $2,071,217 is an amount of $61,143 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,934,236 or 95.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increase in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2024				December 31, 2023
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$15,864	$1,976,683	$1,992,547	$—	$64,116	$2,332,364	$2,396,480
1st Lien/Last-Out Unitranche	—	—	22,642	22,642	—	—	20,410	20,410
2nd Lien/Senior Secured Debt	—	—	3,587	3,587	—	—	—	—
Unsecured Debt	—	—	14,969	14,969	—	—	6,566	6,566
Preferred Stock	—	—	34,482	34,482	—	—	40,562	40,562
Common Stock	—	—	18,475	18,475	—	—	12,522	12,522
Warrants	—	—	379	379	—	—	220	220
Investments in Affiliated Money Market Fund	84,647	—	—	84,647	255,824	—	—	255,824
Total	$84,647	$15,864	$2,071,217	$2,171,728	$255,824	$64,116	$2,412,644	$2,732,584

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$2,332,364	$475,507	$(117,724)	$44,296	$(770,083)	$12,323	$—	$—	$1,976,683	$(7,049)
1st Lien/Last-Out Unitranche	20,410	2,108	—	52	—	72	—	—	22,642	52
2nd Lien/Senior Secured Debt	—	3,789	—	(202)	—	—	—	—	3,587	(202)
Unsecured Debt	6,566	8,450	—	(56)	—	9	—	—	14,969	(56)
Preferred Stock	40,562	91	778	2,793	(9,742)	—	—	—	34,482	3,085
Common Stock	12,522	11,920	4,902	(5,967)	(4,902)	—	—	—	18,475	(5,210)
Warrants	220	—	—	159	—	—	—	—	379	159
Total assets	$2,412,644	$501,865	$(112,044)	$41,075	$(784,727)	$12,404	$—	$—	$2,071,217	$(9,221)
For the Year Ended December 31, 2023
1st Lien/Senior Secured Debt	$2,501,677	$228,344	$(35,413)	$(37,687)	$(337,996)	$13,439	$—	$—	$2,332,364	$(45,998)
1st Lien/Last-Out Unitranche	18,243	2,168	—	(73)	—	72	—	—	20,410	(73)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Unsecured Debt	5,552	981	—	31	—	2	—	—	6,566	31
Preferred Stock	40,994	—	1,229	5,110	(6,771)	—	—	—	40,562	4,590
Common Stock	11,903	—	4,412	619	(4,412)	—	—	—	12,522	1,844
Warrants	551	—	—	(331)	—	—	—	—	220	(331)
Total assets	$2,578,920	$231,493	$(29,772)	$(32,331)	$(349,179)	$13,513	$—	$—	$2,412,644	$(39,937)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2024 and December 31, 2023, approximates its carrying value because the Revolving Credit Facilities have variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 210% and 181%.

The Company’s outstanding debt was as follows:

	December 31, 2024			December 31, 2023
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
MUFG Revolving Credit Facility	$—	$—	$—	$50,050	$50,050	$—
JPM Revolving Credit Facility(1)	1,250,000	249,527	1,000,612	1,650,000	184,721	1,466,263
Total debt	$1,250,000	$249,527	$1,000,612	$1,700,050	$234,771	$1,466,263

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $995,500, in CAD of CAD 150 and in GBP of GBP 4,000. As of December 31, 2023, the Company had outstanding borrowings denominated in USD of $1,445,500, in CAD of CAD 150 and in GBP of GBP 16,200.

The combined weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2024 and 2023 were 7.94% and 7.96%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2024 and 2023 was $1,249,042 and $1,489,172.

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

As of December 31, 2024 and December 31, 2023, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Costs of $6,051 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $0 and $70.

The below table presents the summary information of the MUFG Revolving Credit Facility:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$—	$1,787	$7,115
Facility fees	27	184	58
Amortization of financing costs	87	669	955
Total	$114	$2,640	$8,128
Weighted average interest rate	—%	7.63%	3.51%
Average outstanding balance	$—	$23,422	$202,797

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. The Company amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and November 22, 2024.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2024, the total commitments under the JPM Revolving Credit Facility were $1,250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by the stated scheduled termination date of the JPM Revolving Credit Facility, which is September 24, 2026, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of December 31, 2024, the Company was in compliance with these covenants.

Costs of $15,021 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2024 and December 31, 2023, outstanding deferred financing costs were $5,353 and $8,412.

The below table presents the summary information of the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2024	2023	2022
Borrowing interest expense	$99,156	$116,779	$62,762
Facility fees	6,803	2,729	2,023
Amortization of financing costs	3,104	2,718	2,369
Total	$109,063	$122,226	$67,154
Weighted average interest rate	7.94%	7.97%	4.73%
Average outstanding balance	$1,249,042	$1,465,750	$1,327,168

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2024			December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	December 31, 2024	December 31, 2023
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,160	$1,160
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,100	275
Acquia, Inc.	851	982
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	8,840
AQ Helios Buyer, Inc. (dba SurePoint)	1,664	2,912
Assembly Intermediate LLC	3,991	6,984
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	693
Businessolver.com, Inc.	1,863	2,071
Capitol Imaging Acquisition Corp.	9,170	9,170
Charger Debt Merger Sub, LLC (dba Classic Collision)	7,864	—
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	3,088	2,390
CivicPlus LLC	1,112	734
Clearcourse Partnership Acquireco Finance Limited	1,784	3,148
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,417	1,260
CorePower Yoga LLC	256	633
Diligent Corporation	10,729	1,611
ESO Solutions, Inc.	988	1,317
Experity, Inc.	2,505	3,023
Fullsteam Operations LLC	170	1,264
Gainsight, Inc.	2,484	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,776
Governmentjobs.com, Inc. (dba NeoGov)	17,785	15,915

	Unfunded Commitment Balances(1)
	December 31, 2024	December 31, 2023
GS AcquisitionCo, Inc. (dba Insightsoftware)	$914	$914
Harrington Industrial Plastics, LLC	4,524	2,029
HealthEdge Software, Inc.	3,297	3,400
Helios Buyer, Inc. (dba Heartland)	1,626	2,199
Honor HN Buyer, Inc	2,224	10,093
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	710	716
iCIMS, Inc.	1,488	11,159
Intelligent Medical Objects, Inc.	1,354	3,035
Kaseya Inc.	1,509	1,705
LS Clinical Services Holdings, Inc (dba CATO)	399	1,215
NFM & J, L.P. (dba the Facilities Group)	2,696	2,696
PDDS Holdco, Inc. (dba Planet DDS)	1,908	3,686
Pioneer Buyer I, LLC	2,518	3,900
Pluralsight, Inc.	7,663	1,026
Riverpoint Medical, LLC	1,445	1,354
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik, Inc.	32	551
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	170	4,930
SpendMend, LLC	3,601	4,037
Sundance Group Holdings, Inc. (dba NetDocuments)	4,043	2,240
Superman Holdings, LLC (dba Foundation Software)	14,221	6,086
Sweep Purchaser LLC	4,201	84
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	472	2,302
Total Vision LLC	1,150	1,720
USN Opco LLC (dba Global Nephrology Solutions)	1,970	894
Volt Bidco, Inc. (dba Power Factors)	3,696	5,198
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	1,012	1,969
Wellness AcquisitionCo, Inc. (dba SPINS)	4,435	6,100
Whitewater Holding Company LLC	2,100	2,247
Zarya Intermediate, LLC (dba iOFFICE)	8,383	1,198
Bigchange Group Limited	—	2,753
CFS Management, LLC (dba Center for Sight Management)	—	618
DECA Dental Holdings LLC	—	207
MerchantWise Solutions, LLC (dba HungerRush)	—	2,762
Millstone Medical Outsourcing, LLC	—	1,998
MRI Software LLC	—	1,143
One GI LLC	—	3,246
Premier Care Dental Management, LLC	—	2,400
Prophix Software Inc. (dba Pound Bidco)	—	3,118
StarCompliance Intermediate, LLC	—	943
Sunstar Insurance Group, LLC	—	14,580
WorkForce Software, LLC	—	980
Total 1st Lien/Senior Secured Debt	$169,388	$202,500
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,698	$3,806
Total 1st Lien/Last-Out Unitranche	$1,698	$3,806
Total	$171,086	$206,306
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the year ended December 31, 2024.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2023
May 30, 2023	160,166	$14,758
Total capital drawdowns	160,166	$14,758
For the Year Ended December 31, 2022
June 21, 2022	1,069,872	$103,307
August 23, 2022	1,564,324	147,581
December 16, 2022	763,726	73,791
Total capital drawdowns	3,397,922	$324,679

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(1)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
August 8, 2024	October 2, 2024	November 4, 2024	$2.62
November 7, 2024	December 31, 2024	January 31, 2025	$2.32
For the Year Ended December 31, 2023
May 3, 2023	May 8, 2023	May 25, 2023	$3.03
September 19, 2023	September 18, 2023	September 29, 2023	$3.54
November 1, 2023	October 3, 2023	November 27, 2023	$2.60
November 1, 2023	December 29, 2023	January 31, 2024	$3.66
For the Year Ended December 31, 2022
March 2, 2022	April 4, 2022	April 29, 2022	$2.90
May 3, 2022	July 5, 2022	July 29, 2022	$2.72
November 2, 2022	December 30, 2022	January 31, 2023	$5.70

(1) $0.53 is considered a capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in Members’ Capital from operations	$69,758	$105,209	$69,567
Weighted average Units outstanding	13,854,750	13,789,367	11,460,227
Basic and diluted earnings (loss) per unit	$5.03	$7.63	$6.07

Diluted earnings (loss) per Unit equal basic earnings (loss) per unit because there were no common unit equivalents outstanding during the period presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Ordinary Income	$147,398	$177,199	$138,884
Net Long-Term Capital Gains	7,309	—	—
Total Taxable Distributions	$154,707	$177,199	$138,884

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed Ordinary Income—net	$60	$209	$143
Undistributed Long-Term Capital Gains	—	$7,260	—
Total Undistributed Earnings	$60	$7,469	$143
Capital Loss Carryforward(1)
Perpetual Long-Term	$(103,341)	$—	$(2,126)
Perpetual Short-Term	(10,107)	—	(1,030)
Timing Differences (Late Year Ordinary Loss Deferral/Post - October Loss Deferral/Organizational Costs/Incentive Fee)	$(33,267)	$(30,936)	$(12,453)
Unrealized Earnings (Losses)—net	$(68,768)	$(115,553)	$(49,696)
Total Accumulated Earnings (Losses)—net	$(215,423)	$(139,020)	$(65,162)

(1)
For the year ended December 31, 2024, the Company did not utilize any capital losses. For the year ended December 31, 2023, the Company utilized $3,157 of capital losses. For the year ended December 31, 2022, the Company did not utilize any capital losses.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$2,240,301	$2,846,750	$2,821,206
Gross unrealized appreciation	17,145	12,027	8,510
Gross unrealized depreciation	(85,913)	(127,580)	(58,206)
Net unrealized investment appreciation on investments	$(68,768)	$(115,553)	$(49,696)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments, partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2024, 2023 and 2022, the Company reclassified $(8,546), $1,868 and $24 from total distributable earnings to Units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net increase in members' capital resulting from operations	$69,758	$105,209	$69,567
Adjustments:	—	—	—
Net unrealized loss (gain)	(43,100)	27,064	55,440
Income not currently taxable	(5,582)	(2,988)	(25)
Income for tax but not for book	—	—	27
Expenses not currently deductible	14,128	19,658	12,277
Expenses for tax but not for book	(9)	(9)	(9)
Realized gain (loss) differences	(1,383)	35,592	(2,179)
Taxable income net of capital loss carryforward	$33,812	$184,526	$135,098
Capital loss carryforward	113,449	—	3,156
Taxable income(1)	$147,261	$184,526	$138,254

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

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Per Unit Data:(1)
NAV, beginning of period	$85.41	$90.58	$95.68	$95.37	$98.53
Net investment income	10.20	11.74	11.39	9.27	7.94
Net realized and unrealized gains (losses)(2)	(5.07)	(4.00)	(5.15)	1.77	(4.00)
Income tax provision, realized and unrealized gains	(0.11)	(0.08)	(0.02)	(0.01)	(0.01)
Net increase in Members’ Capital from operations(2)	$5.02	$7.66	$6.22	$11.03	$3.93
Distributions recorded:
From net investment income	(10.63)	(12.83)	(11.32)	(10.72)	(7.09)
From capital gains	(0.53)	—	—	—	—
Total distributions recorded	(11.16)	(12.83)	(11.32)	(10.72)	(7.09)
Total increase (decrease) in Members’ Capital	$(6.14)	$(5.17)	$(5.10)	$0.31	$(3.16)
NAV, end of period	$79.27	$85.41	$90.58	$95.68	$95.37
Units outstanding, end of period	13,854,750	13,854,750	13,694,584	10,296,662	6,427,515
Weighted average units outstanding	13,854,750	13,789,367	11,460,227	7,918,529	4,712,521
Total return based on NAV(3)	5.88%	8.46%	6.50%	11.57%	3.99%
Supplemental Data/Ratio:
Members’ Capital, end of period	$1,098,329	$1,183,278	$1,240,510	$985,148	$613,020
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.89%	1.88%	1.93%	2.08%	2.31%
Ratio of interest and other debt expenses to average Members’ Capital	9.41%	10.07%	6.89%	4.28%	2.06%
Ratio of incentive fees to average Members’ Capital	1.06%	1.50%	1.12%	2.70%	0.00%
Ratio of total expenses to average Members’ Capital	12.36%	13.45%	9.94%	9.06%	4.37%
Ratio of net investment income to average Members’ Capital	12.17%	13.05%	11.95%	9.50%	8.35%
Portfolio turnover	21%	8%	14%	29%	11%

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

On February 26, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2025 through March 31, 2025, payable on or about April 29, 2025 to Unitholders of record as of April 2, 2025.

Goldman Sachs Private Middle Market Credit II LLC—Tax Information (unaudited)

During the year ended December 31, 2024, the Company designated 92.70% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2024, the Company designated 99.15% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $7,308,728, or if different, the maximum amount allowable, as capital gain dividends paid during the year ended December 31, 2024.

OTHER INFORMATION (unaudited)

Effective from April 12, 2016 and solely for the purpose of marketing the Company in the United Kingdom (“UK”), the Investment Adviser identified itself as the alternative investment fund manager (“AIFM”) of the Company. As an AIFM, the Investment Adviser is responsible for complying with the provisions of the Alternative Investment Fund Managers Regulations, 2013, as amended by the Alternative Investment Managers (Amendment, etc.) (EU Exit) Regulations 2019 which implement the Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “Directive”) into UK law.

In accordance with these rules, the AIFM is required to make available an annual report for the financial year of the Company, containing certain disclosures as set out in Article 22 and 23 of the Directive. The disclosures set out below are included to satisfy these requirements as they have not been disclosed elsewhere in this annual report on Form 10-K.

I. Remuneration

The following disclosures are made in accordance with Article 107 of the EU Commission Delegated Regulation (EU) 231/2013 in respect of the AIFM, which is part of GS Group Inc. GS Group Inc.’s global remuneration philosophy, structure and process for setting remuneration generally applies to employees of the AIFM in the same manner as other employees globally. References to the “firm” and “we” throughout this disclosure include GS Group Inc. and the AIFM and any subsidiaries and affiliates.

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

The members of the GS Group Compensation Committee at the end of 2024 were Kimberley D. Harris (Chair), M. Michele Burns, John B. Hess, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and David A. Viniar (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognised the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2024.

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

f. Structure of Remuneration

1.
Fixed Remuneration: Comprised of base salary and, where applicable, role-based allowances.
2.
Variable Remuneration: For employees with total and variable remuneration above a specific threshold, variable remuneration is generally paid in a combination of cash and equity-based remuneration. In general, the portion paid in the form of an equity-based award increases as variable remuneration increases.

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2024:

Total remuneration for the financial year ending 31 December 2024 paid by the AIFM to 138 staff in respect of the management of the assets of the Company	US $4,749,668, made up of: • US $1,679,091 fixed remuneration • US $3,070,577 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $2,495,041
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $2,254,627

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

In respect of the period ended December 31, 2024, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Jaime Ardila, an Independent Director, serves as Chairperson (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Unitholders for Mr. Ardila to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and presides over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

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

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s)	Other Directorships
During Past 5 Years
Independent Directors
Jaime Ardila (69)	Chair of the Board of Directors since February 2019; Director since February 2019

Mr. Ardila is retired. He is Director, Accenture plc (2013– Present), Chair, Nexa Resources (2019 – Present) and Director, Grupo Energía Bogotá (GEB) (2024 – Present). Formerly, he was Director of Ecopetrol (2016-2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President, and President of General Motors’ South America region (2010–2016).

Accenture plc (a management consulting services company); Nexa Resources (a mining company); Grupo Energía Bogotá (an electric utility company); GS BDC; SCH; PSLF; GS Credit

Chair of the Board of Directors—the Company, SCH and PSLF. Director—GS BDC, GS Credit
Ross J. Kari (66)	Director since February 2019

Mr. Kari is retired. Formerly, he was Director, Summit Bank (2014-2022); Executive Vice President and Chief Financial Officer, Federal Home Loan Mortgage Corporation (Freddie Mac) (2009–2013); and was a member of the Board of Directors of KKR Financial Holdings, LLC (2007–2014).

GS BDC; SCH; PSLF; GS Credit

Director—the Company, GS BDC, SCH, PSLF, and GS Credit.
Susan B. McGee (65)	Director since June 2018

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

ETTL Engineers and Consultants Inc.; HIVE Digital Technologies Ltd; GS BDC; SCH; PSLF; GS Credit

Director—the Company, GS BDC, SCH, PSLF, and GS Credit.
Interested Director*
Katherine (“Kaysie”) P. Uniacke (64)	Director since February 2019

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013–2023).

Goldman Sachs Asset Management International; GS BDC; SCH; GS MMLC II; PSLF; GS Credit; West Bay

Director—the Company, GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay.

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	52	Co-Chief Executive Officer and Co-President
David Miller	55	Co-Chief Executive Officer and Co-President
Tucker Greene	49	Chief Operating Officer
Stanley Matuszewski	38	Chief Financial Officer and Treasurer
John Lanza	54	Principal Accounting Officer
Julien Yoo	53	Chief Compliance Officer
Caroline Kraus	47	Chief Legal Officer and Secretary
Justin Betzen	44	Vice President
Greg Watts	48	Vice President
Jennifer Yang	41	Vice President
Matthew Carter	38	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Jaime Ardila. Mr. Ardila is retired. Mr. Ardila has served on the Board of Directors of the Company and as Chairperson of the Board of Directors of the Company since February 2019. He also serves as a member of the Board of Directors of GS BDC and GS Credit and serves as Chairperson of the Board of Directors of SCH and PSLF. Mr. Ardila is a member of the Board of Directors of Accenture plc, a management consulting services company, where he serves as Chair of the Finance Committee, a member of the Audit Committee, and a member of the Governance and Nominations Committee. He also serves as the Chairperson of the Board of Directors of Nexa Resources S.A., a mining company, and a member of the Board of Directors of Grupo Energía Bogotá, an electric utility company. Previously, he was a member of the Board of Directors of Ecopetrol, an integrated oil company, where he served as Chair of the Audit Committee and a member of the Business Committee and the Corporate Governance and Sustainability Committee, from 2016 to 2019. Mr. Ardila also worked for 29 years at General Motors Company, an automobile manufacturer, where he held several senior management positions, most recently as Executive Vice President of the company and President of General Motors’ South America region. Mr. Ardila joined General Motors in 1984. From 1996 to 1998, Mr. Ardila served as the managing director, Colombian Operations, of N M Rothschild & Sons Ltd, before rejoining General Motors in 1998. Based on the foregoing, Mr. Ardila is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Ross J. Kari. Mr. Kari is retired. Mr. Kari has served on the Board of Directors of the Company since February 2019. He also serves on the Board of Directors of GS BDC, SCH, PSLF, and GS Credit. Previously, Mr. Kari was Executive Vice President and Chief Financial Officer of Federal Home Loan Mortgage Corporation (Freddie Mac), where he worked for four years. Previously, he held senior management positions at SAFECO Corporation, a personal insurance company, Federal Home Loan Bank of San Francisco, and Wells Fargo & Company, where he began his career and worked for 19 years. Mr. Kari also served as a Director and a member of the Audit Committee and ALCO Chairman of Summit Bank. Based on the foregoing, Mr. Kari is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Susan B. McGee. Ms. McGee is retired. Ms. McGee has served on the Board of Directors of the Company since February 2019. She also serves on the Board of Directors of GS BDC, SCH, PSLF, and GS Credit. Ms. McGee also serves on the Board of Directors for ETTL Engineers and Consultants and HIVE Digital Technologies Ltd. Ms. McGee formerly served as a Director for Nobul Corporation, a digital real estate company, from 2019 to 2022. Ms. McGee worked for 26 years at U.S. Global Investors, Inc., an investment management firm, until June 2018, during which time she held several senior management positions, including President, General Counsel and Chief Compliance Officer. She has also been involved in the governance of the U.S. Global Investors Funds, serving as Vice President until June 2018. In addition, Ms. McGee serves on the Board of Governors of the Investment Company Institute and as Chairperson of the Investment Company Institute Small Funds Committee. She is also a member of the Board of Directors of the San Antonio Sports Foundation, a not-for-profit organization. Based on the foregoing, Ms. McGee is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since February 2019. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, GS MMLC II, PSLF, GS Credit and West Bay; and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since March 2022. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. Mr. Chi is co-head of Goldman Sachs Asset Management Private Credit in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’ Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’ relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since March 2022. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS MMLC II, PSLF, GS Credit and West Bay. Mr. Miller is co-head of Goldman Sachs Asset Management Private Credit in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’ middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the Chief Operating Officer of the Company and has served in such capacity since May 2023. Mr. Greene is also the Chief Operating Officer of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. Mr. Greene previously served as a Vice President of the Company from August 2022 to May 2023, and also previously served a Vice President of GS BDC, SCH, GS MMLC II, PSLF and GS Credit. He is also a managing director in Goldman Sachs Asset Management Private Credit. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. He is a Vice President in Private Credit within Goldman Sachs Asset Management. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

John Lanza. Mr. Lanza is the Principal Accounting officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the Principal Accounting Officer of GS BDC, SCH, GS MMLC II, PSLF, and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight, and before that, he managed the GSAM Alternative Investments Global Fund Services Group.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2020. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS MMLC II and PSLF, GS Credit, West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since August 2020. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since August 2022. Mr. Betzen is also a Vice President of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. He is a member of the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a Vice President in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since August 2022. Mr. Watts is also a Vice President of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. He also serves as head of underwriting and portfolio management for Goldman Sachs Asset Management Private Credit in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since August 2022. Ms. Yang is also a Vice President of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. She is also a managing director in Credit Alternatives within Goldman Sachs Asset Management, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, GS MMLC II, PSLF, GS Credit, and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Kari and Ms. McGee, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and none will be an “interested person” of the Company (as defined in Section 2(a)(19) of the Investment Company Act). Mr. Kari is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Kari is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2024.

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

The Governance and Nominating Committee held two formal meetings in 2024.

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

The Compliance Committee held four formal meetings in 2024.

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

The Contract Review Committee held one formal meeting in 2024.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to its directors, officers and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. While there is no insider trading policy with respect to the Company itself, the Company complies with all applicable securities laws when transacting in its own securities. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K. The Company does not expect any subsequent closings and its Units are subject to certain transfer restrictions, as outlined in the Company’s LLC Agreement.

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

Compensation of Directors

For the fiscal year ended December 31, 2024, each Independent Director was compensated with an $80,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2024(3)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2024 (4)
Interested Director
Kaysie Uniacke	—	—
Independent Directors
Jaime Ardila(1)	$105,000	$445,000
Ross Kari (2)	$90,000	$409,000
Susan B. McGee	$80,000	$385,000

(1)	Includes compensation as Chair of the Board.
(2)	Includes compensation as audit committee financial expert.
(3)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.
(4)	Reflects compensation earned during the year ended December 31, 2024. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, SCH, GS MMLC II, PSLF and GS Credit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 4, 2025, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	468		*
Independent Directors
Jaime Ardila	—	—	—
Ross Kari	—	—	—
Susan B. McGee	Record/Beneficial	842		*
Executive Officers
Alex Chi	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	Record/Beneficial	1,310		*

*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit II LLC, 200 West Street New York, New York 10282.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transactions with Related Persons

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

For the year ended December 31, 2024, we paid GSAM a total of $17.57 million in fees (excluding fees that were accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $17.57 million in Management Fees and no Incentive Fees.

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

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts including, in some cases, proprietary accounts of Goldman Sachs.

For information regarding our co-investment opportunities, see “Item 1. Business—Allocation of Investment Opportunities.”

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

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 were $456,400 and $495,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023 were $1,306,615 and $1,304.641, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2024 and 2023.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2024 and 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

1.
Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 74 of this annual report on Form 10-K.
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

10.1.6

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

10.1.7

Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 24, 2024, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lenders thereunder, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and each lender thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01307), filed on November 12, 2024).

10.1.8

Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of October 23, 2024, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association, as lender and administrative agent for the lenders thereunder, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and each lender thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01307), filed on November 12, 2024).

10.1.9

Second Amended and Restated Loan and Security Agreement, dated as of November 22, 2024, by and among Goldman Sachs Private Middle Market Credit II SPV II LLC, as borrower, Goldman Sachs Private Middle Market Credit II LLC, as its designated Manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01307), filed on November 26, 2024).

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

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on February 25, 2021).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on February 25, 2021).

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of Goldman Sachs Private Middle Market Credit II LLC.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: March 4, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 4, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Signature	Title

/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/John Lanza	Principal Accounting Officer
John Lanza

/s/ Jamie Ardilla Jamie Ardilla	Chairperson of the Board of Directors

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Ross J. Kari Ross J. Kari	Director

/s/ Susan B. McGee Susan B. McGee	Director