Form 10-Q
period 2025-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2025-05-13
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 13,854,750 limited liability company common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2025 (Unaudited)	December 31, 2024

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,932,229 and $2,045,971)	$1,897,862	$2,006,266
Non-controlled affiliated investments (cost of $77,563 and $78,439)	79,114	80,815
Total investments, at fair value (cost of $2,009,792 and $2,124,410)	$1,976,976	$2,087,081
Investments in affiliated money market fund (cost of $89,875 and $84,647)	89,875	84,647
Cash	17,907	27,340
Interest and dividends receivable	17,296	17,732
Deferred financing costs	4,610	5,353
Other assets	1,305	564
Total assets	$2,107,969	$2,222,717
Liabilities
Debt	$891,771	$1,000,612
Interest and other debt expenses payable	15,629	19,968
Management fees payable	4,150	4,153
Incentive fees payable	68,369	63,988
Distribution payable	—	32,132
Accrued expenses and other liabilities	4,891	3,535
Total liabilities	$984,810	$1,124,388
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of March 31, 2025 and December 31, 2024)	1,313,752	1,313,752
Distributable earnings (loss)	(190,593)	(215,423)
Total members’ capital	$1,123,159	$1,098,329
Total liabilities and members’ capital	$2,107,969	$2,222,717
Net asset value per unit	$81.07	$79.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$48,052	$67,670
Payment-in-kind income	5,755	6,851
Other income	334	477
From non-controlled affiliated investments:
Dividend income	835	1,902
Interest income	957	402
Payment-in-kind income	463	—
Other income	10	6
Total investment income	$56,406	$77,308
Expenses:
Interest and other debt expenses	$17,665	$30,269
Management fees	4,150	4,451
Incentive fees	4,381	5,186
Professional fees	370	574
Directors’ fees	74	73
Other general and administrative expenses	630	657
Total expenses	$27,270	$41,210
Net investment income	$29,136	$36,098
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(8,881)	$(15,639)
Foreign currency and other transactions	235	35
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	5,338	8,451
Non-controlled affiliated investments	(825)	313
Foreign currency translations	(143)	147
Net realized and unrealized gains (losses)	$(4,276)	$(6,693)
(Provision) benefit for taxes on realized gain/loss on investments	$(30)	$15
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(36)
Net increase in members’ capital from operations	$24,830	$29,384
Weighted average units outstanding	13,854,750	13,854,750
Basic and diluted net investment income per unit	$2.10	$2.61
Basic and diluted earnings (loss) per unit	$1.79	$2.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Members’ capital at beginning of period	$1,098,329	$1,183,278
Increase in members’ capital from operations:
Net investment income	$29,136	$36,098
Net realized gain (loss)	(8,646)	(15,604)
Net change in unrealized appreciation (depreciation)	4,370	8,911
(Provision) benefit for taxes on realized gain/loss on investments	(30)	15
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(36)
Net increase in members’ capital from operations	$24,830	$29,384
Total increase in members’ capital	$24,830	$29,384
Members’ capital at end of period	$1,123,159	$1,212,662
Distributions per unit	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net increase in members’ capital from operations:	$24,830	$29,384
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(20,183)	(41,325)
Payment-in-kind interest capitalized	(6,172)	(9,171)
Investments in affiliated money market fund, net	(5,228)	146,986
Proceeds from sales of investments and principal repayments	134,434	65,119
Net realized (gain) loss on investments	8,881	15,639
Net change in unrealized (appreciation) depreciation on investments	(4,513)	(8,764)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(21)	54
Amortization of premium and accretion of discount, net	(2,342)	(3,018)
Amortization of deferred financing costs	783	823
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	436	2,158
(Increase) decrease in other assets	(741)	(131)
Increase (decrease) in interest and other debt expenses payable	(4,339)	(3,027)
Increase (decrease) in management fees payable	(3)	(37)
Increase (decrease) in incentive fees payable	4,381	5,186
Increase (decrease) in accrued expenses and other liabilities	1,356	(430)
Net cash provided by (used for) operating activities	$131,559	$199,446
Cash flows from financing activities:
Distributions paid	$(32,132)	$(50,669)
Financing costs paid	(40)	(41)
Repayments of debt	(108,841)	(130,205)
Net cash provided by (used for) financing activities	$(141,013)	$(180,915)
Net increase (decrease) in cash	$(9,454)	$18,531
Effect of foreign exchange rate changes on cash and cash equivalents	21	(54)
Cash, beginning of period	27,340	23,308
Cash, end of period	$17,907	$41,785
Supplemental and non-cash activities
Interest expense paid	$19,164	$31,271
Exchange of investments	$15,956	$52,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 171.0%
Canada - 2.9%
1st Lien/Senior Secured Debt - 2.9%
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services	9.95%	S + 5.50%	11/06/26		$8,001	$7,962	$7,961	(5) (6) (7) (8)
1272775 B.C. LTD. (dba Everest Clinical Research)	Professional Services		S + 5.50%	11/06/26		1,160	(3)	(6)	(5) (6) (7) (8) (9)
Everest Clinical Research Corporation	Professional Services	9.95%	S + 5.50%	11/06/26		5,327	5,279	5,301	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.70%	S + 6.25%	05/25/27		19,155	18,997	19,011	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(23)	(23)	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt							32,212	32,244
Total Canada							$32,212	$32,244
United Kingdom - 1.2%
1st Lien/Senior Secured Debt - 1.2%
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.45%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	6,577	$7,889	$8,241	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.45%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	5,307	4,751	4,810	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							12,640	13,051
Total United Kingdom							$12,640	$13,051
United States - 166.9%
1st Lien/Senior Secured Debt - 162.7%
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29		$14,303	$11,402	$11,872	(6) (7) (8) (10) (11)
Thrasio, LLC	Broadline Retail	14.55%	S + 10.26% PIK	06/18/29		4,644	4,635	4,575	(6) (7) (10)
Acuity Specialty Products, Inc. (dba Zep Inc.)	Chemicals	8.30%	S + 4.00%	10/02/28		15,217	15,217	15,065	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.94%	S + 5.50%	09/18/26		3,420	3,401	3,351	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26		1,340	1,330	1,313	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26		668	664	655	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26		501	497	491	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.96%	S + 5.50%	09/18/26		470	436	429	(6) (7) (8) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.49%	S + 6.00%	12/16/26		1,904	1,879	1,827	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.15%	S + 5.75% PIK	06/30/27		18,920	18,800	18,731	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	10.15%	S + 5.75%	06/30/27		9,524	9,490	9,477	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies		S + 5.75%	06/30/27		4,201	(26)	(21)	(6) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	10.05%	S + 5.50%	06/29/27		28,955	28,772	28,666	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(5)	(9)	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		30,203	30,061	30,052	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		9,841	6,254	6,243	(6) (7) (8) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(20)	(22)	(6) (7) (8) (9)
Assembly Intermediate LLC	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27		39,908	39,523	39,908	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27		7,982	7,899	7,982	(6) (7) (8)
Assembly Intermediate LLC	Diversified Consumer Services		S + 5.25%	10/19/27		3,991	(35)	—	(6) (7) (9)
CorePower Yoga LLC	Diversified Consumer Services	10.48%	S + 7.25% (Incl. 1.25% PIK)	05/14/26		10,203	10,152	9,947	(6) (7) (8)
CorePower Yoga LLC	Diversified Consumer Services		S + 6.00%	05/14/26		633	(3)	(16)	(6) (7) (8) (9)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26		17,155	17,053	16,554	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.15%	S + 5.75%	12/15/26	$14,368	$14,316	$13,829	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	13,165	13,117	12,704	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	7,113	7,062	6,864	(6) (7) (8)
Helios Buyer, Inc. (dba Heartland)	Diversified Consumer Services	10.33%	S + 6.00%	12/15/26	2,199	772	708	(6) (7) (9)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	9,628	9,531	9,556	(6) (7) (8) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	6,766	6,687	6,715	(6) (7) (10)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	1,700	120	123	(6) (7) (9) (10)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	12,820	12,628	12,692	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	4,304	4,236	4,261	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	4,276	4,212	4,233	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	2,395	2,354	2,371	(6) (7) (8)
Whitewater Holding Company LLC	Diversified Consumer Services		S + 5.75%	12/21/29	2,100	(30)	(21)	(6) (7) (8) (9)
Whitewater Holding Company LLC	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29	1,732	1,694	1,715	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment	10.90%	S + 6.50%	12/31/27	27,458	27,178	27,115	(6) (7) (8)
Checkmate Finance Merger Sub, LLC	Entertainment		S + 6.50%	12/31/27	2,831	(26)	(35)	(6) (7) (8) (9)
Streamland Media Midco LLC	Entertainment	10.06%	S + 5.50%	04/02/29	7,134	6,996	6,992	(6) (7) (8)
Streamland Media Midco LLC	Entertainment		S + 5.50%	04/02/29	1,029	—	(21)	(6) (7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	21,797	21,601	21,688	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(17)	(14)	(6) (7) (8) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	951	937	946	(6) (7) (8)
Aria Systems, Inc.	Financial Services	12.44%	S + 8.00%	06/30/26	24,283	24,157	24,161	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	48,084	47,645	47,122	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(16)	(38)	(6) (7) (9)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	3,045	2,949	3,045	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	958	931	958	(6) (7) (8)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	426	414	426	(6) (7) (8)
Fullsteam Operations LLC	Financial Services		S + 8.25%	11/27/29	170	(4)	—	(6) (7) (8) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28	22,326	22,172	22,215	(6) (8)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services		S + 5.25%	05/25/28	914	(7)	(5)	(6) (8) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	18,424	18,210	16,766	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	3,869	3,821	3,521	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.45%	S + 6.00%	12/06/27	8,378	8,338	8,169	(6) (7) (8) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27	6,093	6,081	5,910	(6) (7) (8) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27	2,888	2,878	2,801	(6) (7) (8) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/25	2,867	2,859	2,781	(6) (7) (8) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27	2,627	2,621	2,548	(6) (7) (8) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.92%	S + 5.50%	12/06/27	1,365	1,362	1,324	(6) (7) (8) (12)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	13,206	13,123	13,074	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	9,352	9,303	9,258	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	4,619	4,564	4,573	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.32%	S + 5.00%	06/21/27	1,806	198	188	(6) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Argos Health Holdings, Inc	Health Care Providers & Services	10.30%	S + 6.00%	12/03/27	$19,302	$19,112	$18,626	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	18,935	18,935	17,042	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,778	4,778	4,300	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	1,845	1,845	1,661	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	315	315	283	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.32%	S + 5.00%	08/07/31	8,603	8,546	8,474	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	1,314	(18)	(20)	(6) (7) (8) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.43%	S + 5.00%	08/07/31	821	708	706	(6) (7) (8) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.21%	S + 5.75%	06/15/27	20,545	20,428	17,258	(6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	10.21%	S + 5.75%	06/15/27	339	337	285	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28	18,970	18,763	18,401	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28	1,997	1,976	1,937	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/26/27	1,552	1,539	1,505	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	21,378	21,174	21,325	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	19,286	19,044	19,237	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	13,519	13,379	13,486	(6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.25%	P + 4.75%	10/15/27	2,542	296	311	(6) (7) (9)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	20,496	20,425	19,267	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	10,073	10,032	9,468	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	8,522	8,493	8,010	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	5,528	5,502	5,196	(6) (7) (8)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	3,246	3,236	3,052	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	18,604	18,605	14,279	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	12,161	12,161	9,333	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	5,149	5,149	3,952	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	3,287	3,287	2,523	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	11,936	11,823	11,816	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	3,285	3,251	3,252	(6) (7) (8)
SpendMend, LLC	Health Care Providers & Services		S + 5.00%	03/01/28	1,605	(15)	(16)	(6) (7) (8) (9)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 6.00%	08/15/25	16,175	16,145	16,014	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.47%	S + 6.00%	08/15/25	8,749	8,729	8,661	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 6.00%	08/15/25	7,002	6,985	6,932	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.46%	S + 6.00%	08/15/25	3,887	3,877	3,848	(6)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.44%	S + 6.00%	08/15/25	3,814	3,806	3,776	(6) (8)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	Health Care Providers & Services	10.45%	S + 6.00%	08/15/25	2,361	2,239	2,219	(6) (8) (9)
Total Vision LLC	Health Care Providers & Services	10.56%	S + 6.00%	07/15/26	15,171	15,069	14,261	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	10.57%	S + 6.00%	07/15/26	8,778	8,710	8,251	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	10.58%	S + 6.00%	07/15/26	4,449	4,423	4,182	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services	10.55%	S + 6.00%	07/15/26	2,223	2,210	2,090	(6) (7) (8)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(6)	(69)	(6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.95%	S + 5.50%	12/21/26	19,578	19,449	18,893	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.95%	S + 5.50%	12/21/26	$8,464	$8,418	$8,168	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.95%	S + 5.50%	12/21/26	6,805	6,774	6,567	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	2,812	(18)	(98)	(6) (7) (9)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	16,318	16,237	16,195	(6) (7) (8)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	2,446	576	565	(6) (7) (8) (9)
ESO Solutions, Inc.	Health Care Technology	11.07%	S + 6.75%	05/03/27	36,294	36,001	35,931	(6) (7) (8)
ESO Solutions, Inc.	Health Care Technology	11.07%	S + 6.75%	05/03/27	3,292	2,478	2,469	(6) (7) (8) (9)
Experity, Inc.	Health Care Technology	10.32%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	21,891	21,842	21,726	(6) (7) (8)
Experity, Inc.	Health Care Technology		S + 6.00% (Incl. 3.25% PIK)	02/24/28	3,023	(7)	(23)	(6) (7) (8) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	14,258	14,187	14,187	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	2,494	2,490	2,482	(6) (7) (8)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,749	(8)	(9)	(6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	932	930	927	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	24,788	24,558	24,540	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology	9.07%	S + 4.75%	07/16/31	10,936	10,833	10,826	(6) (7) (8)
HealthEdge Software, Inc.	Health Care Technology		S + 4.75%	07/16/31	3,297	(30)	(33)	(6) (7) (8) (9)
Intelligent Medical Objects, Inc.	Health Care Technology	9.36%	S + 5.00%	05/11/29	11,130	10,986	10,851	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology	9.32%	S + 5.00%	05/11/29	1,408	1,389	1,373	(6) (7) (8)
Intelligent Medical Objects, Inc.	Health Care Technology		S + 5.00%	05/11/28	1,396	(16)	(35)	(6) (7) (8) (9)
MedeAnalytics, Inc.	Health Care Technology		3.00% PIK	10/23/28	9,900	6,058	6,806	(6) (7) (8) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	22,055	21,782	22,000	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	7,351	6,870	6,852	(6) (7) (8) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	2,145	2,132	2,140	(6) (7) (8)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	1,705	492	507	(6) (7) (9)
WebPT, Inc.	Health Care Technology	10.66%	S + 6.25%	01/18/28	12,701	12,500	12,129	(6) (7) (8)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	12,434	12,336	11,874	(6) (7) (8)
WebPT, Inc.	Health Care Technology	10.75%	S + 6.25%	01/18/28	2,146	1,487	1,405	(6) (7) (8) (9)
WebPT, Inc.	Health Care Technology	10.65%	S + 6.25%	01/18/28	1,811	1,795	1,729	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	32,749	32,451	30,129	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	6,246	6,246	5,746	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50%	08/11/27	3,971	3,619	3,301	(6) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50%	08/11/27	3,343	(29)	(267)	(6) (7) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.81%	S + 7.25% (Incl. 3.25% PIK)	12/16/27	16,157	15,985	14,218	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	10.81%	S + 7.25% (Incl. 3.25% PIK)	06/16/27	2,117	1,726	1,493	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	13,386	13,265	13,386	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	2,384	2,373	2,384	(6) (7) (8)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	693	(6)	—	(6) (7) (8) (9)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	620	614	620	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	278	275	278	(6) (7) (8)
Bullhorn, Inc.	Professional Services	9.32%	S + 5.00%	10/01/29	221	219	221	(6) (7) (8)
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.56%	S + 6.25%	05/18/29	41,798	40,658	41,380	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Chronicle Bidco Inc. (dba Lexitas)	Professional Services	10.57%	S + 6.25%	05/18/29	$3,676	$1,129	$1,176	(6) (7) (8) (9)
Diligent Corporation	Professional Services	9.31%	S + 5.00%	08/02/30	52,988	52,634	52,590	(6) (7) (8)
Diligent Corporation	Professional Services	9.31%	S + 5.00%	08/02/30	9,084	9,023	9,015	(6) (7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(35)	(41)	(6) (7) (8) (9)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,255	(34)	(39)	(6) (7) (8) (9)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28	21,171	20,962	20,218	(6) (7) (8)
iCIMS, Inc.	Professional Services	10.04%	S + 5.75%	08/18/28	1,860	186	121	(6) (7) (8) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.16%	S + 5.75%	11/30/27	15,290	15,133	15,213	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.09%	S + 5.75%	11/30/27	15,041	14,904	14,966	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.25%	P + 4.75%	11/30/27	2,696	582	593	(6) (7) (8) (9)
Pluralsight, Inc.	Professional Services	11.83%	S + 7.50% PIK	08/22/29	13,986	13,051	13,566	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,826	8,746	8,738	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(55)	(6) (7) (8) (9) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,413	4,413	4,369	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(22)	(6) (7) (8) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	33,379	33,175	31,377	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.96%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,703	10,661	10,061	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,239	10,205	9,625	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.05%	S + 4.75%	02/10/27	15,862	15,772	15,664	(8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.81%	S + 6.50%	07/01/27	79,740	79,740	78,943	(6) (7) (8)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(6) (7) (9)
Zarya Intermediate, LLC (dba iOFFICE)	Real Estate Mgmt. & Development	10.81%	S + 6.50%	07/01/27	2,051	2,021	2,030	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.54%	S + 6.25%	03/10/27	2,565	2,541	2,340	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.25%	03/10/27	1,100	(9)	(96)	(6) (7) (8) (9)
Acquia, Inc.	Software	11.44%	S + 7.00%	10/30/26	24,940	24,793	24,691	(6) (7) (8)
Acquia, Inc.	Software	11.45%	S + 7.00%	10/30/26	1,933	1,923	1,914	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.56%	S + 7.00%	12/31/26	35,280	35,038	33,957	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.56%	S + 8.00%	12/31/26	5,900	5,900	5,782	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.57%	S + 7.00%	12/31/26	4,160	3,304	3,172	(6) (7) (8) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.56%	S + 8.00%	12/31/26	2,127	2,127	2,084	(6) (7) (8)
CivicPlus LLC	Software	10.21%	S + 5.75%	08/24/27	6,001	5,942	5,941	(6) (7) (8)
CivicPlus LLC	Software	10.21%	S + 5.75%	08/24/27	5,945	5,886	5,886	(6) (7) (8)
CivicPlus LLC	Software	10.21%	S + 5.75%	08/24/27	2,795	2,766	2,768	(6) (7) (8)
CivicPlus LLC	Software		S + 5.75%	08/24/27	1,112	(10)	(11)	(6) (7) (8) (9)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	27,410	26,813	27,410	(6) (7) (8)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,711	11,438	11,711	(6) (7) (8)
Gainsight, Inc.	Software	10.46%	S + 6.00%	07/30/27	49,986	49,695	49,737	(6) (8)
Gainsight, Inc.	Software	10.46%	S + 6.00%	07/30/27	5,182	2,664	2,672	(6) (8) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.04%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,800	11,699	11,800	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.54%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,748	1,730	1,731	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	1,645	(14)	(8)	(6) (7) (8) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.30%	S + 5.00%	12/01/28	$51,783	$51,604	$51,266	(6) (7) (8)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	11,671	(8)	(117)	(6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/02/28	6,115	(25)	(61)	(6) (7) (8) (9)
Pioneer Buyer I, LLC	Software	10.30%	S + 6.00%	11/01/28	18,161	17,998	18,116	(6) (7) (8)
Pioneer Buyer I, LLC	Software		S + 6.00%	11/01/27	2,518	(22)	(6)	(6) (7) (8) (9)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	4,387	4,355	4,387	(6) (7) (8)
Rubrik, Inc.	Software	11.47%	S + 7.00%	08/17/28	613	577	581	(6) (7) (8) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.05%	S + 4.75%	07/02/29	51,505	50,925	50,990	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	9.05%	S + 4.75%	07/02/29	6,866	2,531	2,525	(6) (7) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	17,031	16,875	16,861	(6) (7) (8)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail	9.05%	S + 4.75%	06/02/31	9,316	4,804	4,776	(6) (7) (8) (9)
Charger Debt Merger Sub, LLC (dba Classic Collision)	Specialty Retail		S + 4.75%	05/31/30	2,178	(19)	(22)	(6) (7) (8) (9)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	19,639	19,223	19,148	(6) (7) (8)
Harrington Industrial Plastics, LLC	Trading Companies & Distributors	10.07%	S + 5.75%	10/07/30	15,532	10,719	10,620	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt						1,863,584	1,827,804
1st Lien/Last-Out Unitranche (13) - 2.6%
Streamland Media Midco LLC	Entertainment	11.06%	S + 6.50%	04/02/29	$6,856	$6,445	$6,445	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.06%	S + 6.75%	07/07/28	17,879	17,588	17,521	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	11.06%	S + 6.75%	07/07/28	6,958	5,849	5,710	(6) (7) (8) (9)
Total 1st Lien/Last-Out Unitranche						29,882	29,676
2nd Lien/Senior Secured Debt - 0.3%
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	$14,704	$—	$—	(6) (7) (8) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,052	3,789	3,827	(6) (7) (8) (14)
Total 2nd Lien/Senior Secured Debt						3,789	3,827
Unsecured Debt - 1.3%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	$7,649	$6,559	$6,654	(7) (8) (14)
CivicPlus LLC	Software	16.05%	S + 11.75% PIK	06/09/34	8,626	8,474	8,410	(6) (7) (8)
Total Unsecured Debt						15,033	15,064
Total United States						$1,912,288	$1,876,371
Total Debt Investments						$1,957,140	$1,921,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(15)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 5.0%
United States - 5.0%
Common Stock - 1.8%
Thrasio, LLC	Broadline Retail	06/18/24	235,056	$—	$—	(6) (7) (10) (14)
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,573	(6) (7) (10) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,829	(6) (7) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	2,755	(6) (7) (14)
Total Vision LLC	Health Care Providers & Services	07/15/21	115,714	2,150	417	(6) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	04/21/23	373	—	—	(6) (7) (10) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	1,679	(6) (7) (14)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	11,298	(6) (7) (10) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	47	(6) (7) (14)
Total Common Stock				25,671	19,598
Preferred Stock - 3.2%
Whitewater Holding Company LLC	Diversified Consumer Services	10/02/24	695	$92	$101	(6) (7) (14)
MedeAnalytics, Inc.	Health Care Technology	10/09/20	—	—	—	(6) (7) (10) (14) (16)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,487	(6) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	15,563	(6) (7) (14)
Governmentjobs.com, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	13,146	(6) (7) (14)
Total Preferred Stock				25,315	35,297
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$415	(6) (7) (14)
Total Warrants				1,666	415
Total United States				$52,652	$55,310
Total Equity Securities				$52,652	$55,310
Total Investments - 176.0%				$2,009,792	$1,976,976
Investments in Affiliated Money Market Fund - 8.0%
United States - 8.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares			89,875,474	$89,875	$89,875	(8) (17) (18)
Total Investments in Affiliated Money Market Fund				89,875	89,875
Total United States				$89,875	$89,875
Total Investments and Investments in Affiliated Money Market Fund - 184.0%				$2,099,667	$2,066,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.19%, 3 month SN was 4.46%, and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Great British Pounds (“GBP”).
(5)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the aggregate fair value of these securities is $96,358 or 4.6% of the Company’s total assets.
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission(the "SEC"). See Note 3 “Significant Agreements and Related Party Transactions”.
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
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies."
(13)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $55,310 or 4.9% of the Company's net assets. The initial acquisition dates have been included for such securities.
(16)
Amount rounds to less than $1.
(17)
The annualized seven-day yield as of March 31, 2025 is 4.25%.
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
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in USD unless otherwise noted, GBP.
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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC, together with its consolidated subsidiaries, as the context may require) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Accelerated amortization of upfront loan origination fees and unamortized discounts	$856	$894

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025, the Company had certain investments held in two portfolio companies on non-accrual status, which represented 0.9% and 0.9% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the "Valuation Designee") designated by the Board of Directors, pursuant to Rule 2a-5 under the Investment Company Act.

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
(3)
The Independent Valuation Advisors' preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (the “VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors' valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. The VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a “Custodian”). As of March 31, 2025 and December 31, 2024, the Company held $17,907 and $27,340 in cash. Foreign currency of $746 and $702 (acquisition cost of $755 and $732) is included in cash as of March 31, 2025 and December 31, 2024.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized appreciation (depreciation) on foreign currency translations in the Consolidated Statements of Operations.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its Unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to Unitholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members’ capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, Management Fees amounted to $4,150 and $4,451. As of March 31, 2025, $4,150 remained payable.

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

For the three months ended March 31, 2025 and 2024, the Company accrued unvested Incentive Fees of $4,381 and $5,186. As of March 31, 2025, $68,369 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2025 and 2024, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian.

For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $344 and $385. As of March 31, 2025, $355 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. For the three months ended March 31, 2025 and 2024, the Company incurred expenses for services provided by the Transfer Agent of $29 and $29. As of March 31, 2025, $29 remained payable.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$84,647	$232,838	$(227,610)	$—	$—	$89,875	$835
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	19,452	20	(1,435)	—	(70)	17,967	479
MedeAnalytics, Inc.	6,680	—	—	—	126	6,806	—
Pluralsight, Inc.	38,218	363	—	—	(687)	37,894	782
Thrasio, LLC	16,465	176	—	—	(194)	16,447	169
Total Non-Controlled Affiliates	$165,462	$233,397	$(229,045)	$—	$(825)	$168,989	$2,265
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$1,068,974	$(1,240,151)	$—	$—	$84,647	$7,260
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	5,224	(542)	—	(24)	19,452	1,906
MedeAnalytics, Inc.	6,277	—	(18)	—	421	6,680	—
Pluralsight, Inc.	—	37,768	—	—	450	38,218	474
Thrasio, LLC	—	15,861	—	—	604	16,465	365
Total Non-Controlled Affiliates	$276,895	$1,127,827	$(1,240,711)	$—	$1,451	$165,462	$10,005

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $0 and $19, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,908,436	$1,873,099	$2,032,863	$1,992,547
1st Lien/Last-Out Unitranche	29,882	29,676	22,830	22,642
2nd Lien/Senior Secured Debt	3,789	3,827	3,789	3,587
Unsecured Debt	15,033	15,064	15,031	14,969
Preferred Stock	25,315	35,297	25,315	34,482
Common Stock	25,671	19,598	22,916	18,475
Warrants	1,666	415	1,666	379
Total investments	$2,009,792	$1,976,976	$2,124,410	$2,087,081

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	19.3%	34.0%	18.4%	35.0%
Health Care Providers & Services	17.1	30.2	18.1	34.5
Professional Services	12.6	22.1	11.9	22.6
Health Care Technology	10.8	19.1	10.2	19.4
Diversified Consumer Services	7.8	13.7	7.7	14.6
Real Estate Mgmt. & Development	7.5	13.1	7.1	13.4
Financial Services	7.1	12.5	6.8	12.9
Commercial Services & Supplies	3.2	5.6	3.0	5.6
Health Care Equipment & Supplies	2.6	4.5	2.4	4.6
Entertainment	2.2	3.9	2.0	3.8
Independent Power and Renewable Electricity Producers	2.0	3.6	1.9	3.7
Construction & Engineering	1.8	3.2	1.4	2.7
Trading Companies & Distributors	1.5	2.6	1.5	2.8
Chemicals	1.1	1.9	1.0	1.9
Specialty Retail	1.1	1.9	1.0	1.9
Broadline Retail	0.8	1.5	0.8	1.5
Pharmaceuticals	0.8	1.4	0.7	1.4
IT Services	0.7	1.2	2.5	4.7
Hotels, Restaurants & Leisure	—	—	1.6	3.0
Total	100.0%	176.0%	100.0%	190.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2025	December 31, 2024
United States	97.7%	97.9%
Canada	1.6	1.5
United Kingdom	0.7	0.6
Total	100.0%	100.0%

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

The following table presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,704,473	Discounted cash flows	Discount Rate	8.0% - 20.1%	11.1%
	$30,087	Comparable multiples	EV/EBITDA(6)	—	6.5x
	$6,806	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$29,676	Discounted cash flows	Discount Rate	11.9% - 12.1%	12.0%
2nd Lien/Senior Secured Debt	$3,827	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$15,064	Discounted cash flows	Discount Rate	11.2% - 17.3%	14.6%
Equity
Preferred Stock	$19,734	Comparable multiples	EV/EBITDA(6)	13.0x - 21.0x	20.6x
	$15,563	Comparable multiples	EV/Revenue	—	4.4x
Common Stock	$3,866	Comparable multiples	EV/EBITDA(6)	7.0x - 13.0x	10.9x
	$15,732	Comparable multiples	EV/Revenue	0.8x - 8.5x	2.2x
Warrants	$415	Comparable multiples	EV/Revenue	—	4.4x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,896,625	Discounted cash flows	Discount Rate	8.3% - 33.0%	11.6%
	$18,734	Comparable multiples	EV/Revenue	0.4x - 1.0x	0.8x
	$181	Collateral analysis	Recovery Rate	—	17.5%
1st Lien/Last-Out Unitranche	$22,642	Discounted cash flows	Discount Rate	—	12.2%
2nd Lien/Senior Secured Debt	$3,587	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$14,969	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
Equity
Preferred Stock	$19,231	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.5x
	$15,251	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$4,382	Comparable multiples	EV/EBITDA(6)	7.0x - 13.5x	10.6x
	$14,093	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$379	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of March 31, 2025, included within Level 3 assets of $1,961,312 is an amount of $116,069 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,749,213 or 91.8% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$15,664	$1,857,435	$1,873,099	$—	$15,864	$1,976,683	$1,992,547
1st Lien/Last-Out Unitranche	—	—	29,676	29,676	—	—	22,642	22,642
2nd Lien/Senior Secured Debt	—	—	3,827	3,827	—	—	3,587	3,587
Unsecured Debt	—	—	15,064	15,064	—	—	14,969	14,969
Preferred Stock	—	—	35,297	35,297	—	—	34,482	34,482
Common Stock	—	—	19,598	19,598	—	—	18,475	18,475
Warrants	—	—	415	415	—	—	379	379
Investments in Affiliated Money Market Fund	89,875	—	—	89,875	84,647	—	—	84,647
Total	$89,875	$15,664	$1,961,312	$2,066,851	$84,647	$15,864	$2,071,217	$2,171,728

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$1,976,683	$32,522	$(8,881)	$5,149	$(150,348)	$2,310	$—	$—	$1,857,435	$(1,614)
1st Lien/Last-Out Unitranche	22,642	7,034	—	(19)	—	19	—	—	29,676	(19)
2nd Lien/Senior Secured Debt	3,587	—	—	240	—	—	—	—	3,827	240
Unsecured Debt	14,969	—	—	93	—	2	—	—	15,064	93
Preferred Stock	34,482	—	—	815	—	—	—	—	35,297	815
Common Stock	18,475	2,755	—	(1,632)	—	—	—	—	19,598	(1,632)
Warrants	379	—	—	36	—	—	—	—	415	36
Total assets	$2,071,217	$42,311	$(8,881)	$4,682	$(150,348)	$2,331	$—	$—	$1,961,312	$(2,081)
For the Three Months Ended March 31, 2024
1st Lien/Senior Secured Debt	$2,332,364	$97,702	$(15,639)	$7,872	$(117,442)	$2,972	$45,552	$(25,072)	$2,328,309	$(2,025)
1st Lien/Last-Out Unitranche	20,410	550	—	106	—	18	—	—	21,084	106
2nd Lien/Senior Secured Debt	—	3,789	—	—	—	—	—	—	3,789	—
Unsecured Debt	6,566	890	—	(27)	—	4	—	—	7,433	(27)
Preferred Stock	40,562	—	—	699	—	—	—	—	41,261	699
Common Stock	12,522	—	—	151	—	—	—	—	12,673	151
Warrants	220	—	—	3	—	—	—	—	223	3
Total assets	$2,412,644	$102,931	$(15,639)	$8,804	$(117,442)	$2,994	$45,552	$(25,072)	$2,414,772	$(1,093)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 226% and 210%.

The Company’s outstanding debt was as follows:

	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$1,250,000	$358,527	$891,771	$1,250,000	$249,527	$1,000,612
Total debt	$1,250,000	$358,527	$891,771	$1,250,000	$249,527	$1,000,612

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, the Company had outstanding borrowings denominated in USD of $886,500, in Canadian Dollars ("CAD") of CAD 150 and in GBP of GBP 4,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $995,500, in CAD of CAD 150 and in GBP of GBP 4,000.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2025 was 6.61% and for the year ended December 31, 2024 was 7.94%. The average debt of the aggregate borrowings outstanding for the three months ended March 31, 2025 was $952,277 and for the year ended December 31, 2024 was $1,249,042.

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

As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Costs of $6,051 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $0 and $0.

The following table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$—	$—
Facility fees	—	49
Amortization of financing costs	—	54
Total	$—	$103
Weighted average interest rate	—%	0.00%
Average outstanding balance	$—	$—

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2025, the total commitments under the JPM Revolving Credit Facility were $1,250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of March 31, 2025, the Company was in compliance with these covenants.

Costs of $15,061 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $4,610 and $5,353.

The following table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$15,516	$28,090
Facility fees	1,366	1,307
Amortization of financing costs	783	769
Total	$17,665	$30,166
Weighted average interest rate	6.61%	8.16%
Average outstanding balance	$952,277	$1,384,179

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
1272775 B.C. LTD. (dba Everest Clinical Research)	$1,160	$1,160
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	1,100	1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	1,664
Assembly Intermediate LLC	3,991	3,991
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	693
Businessolver.com, Inc.	1,864	1,863
Charger Debt Merger Sub, LLC (dba Classic Collision)	6,626	7,864
Checkmate Finance Merger Sub, LLC	2,831	2,831
Chronicle Bidco Inc. (dba Lexitas)	2,463	3,088
CivicPlus LLC	1,112	1,112
Clearcourse Partnership Acquireco Finance Limited	1,840	1,784
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,417	1,417
CorePower Yoga LLC	633	256
Diligent Corporation	10,729	10,729
Elemica Parent, Inc.	31	—
ESO Solutions, Inc.	790	988
Experity, Inc.	3,023	2,505
Fullsteam Operations LLC	170	170
Gainsight, Inc.	2,484	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,645
Governmentjobs.com, Inc. (dba NeoGov)	17,785	17,785
GS AcquisitionCo, Inc. (dba Insightsoftware)	914	914

	Unfunded Commitment Balances(1)
	March 31, 2025	December 31, 2024
Harrington Industrial Plastics, LLC	$4,524	$4,524
HealthEdge Software, Inc.	3,297	3,297
Helios Buyer, Inc. (dba Heartland)	1,413	1,626
Honor HN Buyer, Inc	2,224	2,224
iCIMS, Inc.	1,655	1,488
Intelligent Medical Objects, Inc.	1,396	1,354
LS Clinical Services Holdings, Inc (dba CATO)	370	399
NFM & J, L.P. (dba the Facilities Group)	2,089	2,696
PDDS Holdco, Inc. (dba Planet DDS)	1,675	1,908
Pioneer Buyer I, LLC	2,518	2,518
Pluralsight, Inc.	7,663	7,663
Riverpoint Medical, LLC	1,600	1,445
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Rubrik, Inc.	32	32
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	1,564	170
SpendMend, LLC	1,605	3,601
Streamland Media Midco LLC	1,029	—
Sundance Group Holdings, Inc. (dba NetDocuments)	4,272	4,043
Superman Holdings, LLC (dba Foundation Software)	7,913	14,221
Sweep Purchaser LLC	4,201	4,201
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	118	472
Total Vision LLC	1,150	1,150
USN Opco LLC (dba Global Nephrology Solutions)	2,812	1,970
Volt Bidco, Inc. (dba Power Factors)	3,696	3,696
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	644	1,012
Whitewater Holding Company LLC	2,100	2,100
Zarya Intermediate, LLC (dba iOFFICE)	8,384	8,383
Acquia, Inc.	—	851
Capitol Imaging Acquisition Corp.	—	9,170
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	710
Kaseya Inc.	—	1,509
Wellness AcquisitionCo, Inc. (dba SPINS)	—	4,435
Total 1st Lien/Senior Secured Debt	$144,554	$169,388
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$1,109	$1,698
Total 1st Lien/Last-Out Unitranche	$1,109	$1,698
Total	$145,663	$171,086
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
For the Three Months Ended March 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(1)

(1) $0.53 is considered a capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net increase (decrease) in Members’ Capital from operations	$24,830	$29,384
Weighted average Units outstanding	13,854,750	13,854,750
Basic and diluted earnings (loss) per unit	$1.79	$2.12

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
NAV, beginning of period	$79.27	$85.41
Net investment income	2.10	2.61
Net realized and unrealized gains (losses)(2)	(0.30)	(0.49)
Net increase in Members’ Capital from operations(2)	$1.80	$2.12
Total increase (decrease) in Members’ Capital	$1.80	$2.12
NAV, end of period	$81.07	$87.53
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,854,750
Total return based on NAV(3)	2.27%	2.48%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,123,159	$1,212,662
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.91%	1.94%
Ratio of interest and other debt expenses to average Members’ Capital	6.45%	10.16%
Ratio of incentive fees to average Members’ Capital	0.39%	0.43%
Ratio of total expenses to average Members’ Capital	8.75%	12.53%
Ratio of net investment income to average Members’ Capital	11.84%	13.42%
Portfolio turnover	2%	4%

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

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

On May 7, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2025, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). The revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”) matured on May 3, 2024 and was terminated in accordance with its terms. As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 226% and 210%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,908.43	$1,873.09	$2,032.86	$1,992.55
First Lien/Last-Out Unitranche	29.88	29.68	22.83	22.64
Second Lien/Senior Secured Debt	3.79	3.83	3.79	3.59
Unsecured Debt	15.03	15.06	15.03	14.97
Preferred Stock	25.32	35.30	25.32	34.48
Common Stock	25.67	19.60	22.91	18.47
Warrants	1.67	0.42	1.67	0.38
Total investments	$2,009.79	$1,976.98	$2,124.41	$2,087.08

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	12.0%	10.8%	13.3%
First Lien/Last-Out Unitranche(2)(3)	13.0%	13.3%	13.3%	13.6%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	9.3%	9.3%	9.3%	9.3%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.3%	11.7%	10.5%	12.9%

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

As of March 31, 2025, the total portfolio weighted average yield measured at amortized cost and fair value was 10.3% and 11.7%, as compared to 10.5% and 12.9% as of December 31, 2024. The decrease in total portfolio weighted average yield at fair value and First Lien/Senior Secured Debt weighted average yield at fair value, was driven by the restructuring of Streamland Midco LLC.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	72	76
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.0x	6.2x
Weighted average interest coverage(3)	1.8x	1.7x
Median EBITDA(3)	$57.69 million	$55.67 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 20.9% and 19.6% of total debt investments at fair value.

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

	As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$41.45	2.1%	$—	—%
Grade 2	1,854.10	93.8%	1,993.87	95.5%
Grade 3	63.33	3.2%	74.44	3.6%
Grade 4	18.10	0.9%	18.77	0.9%
Total Investments	$1,976.98	100.0%	$2,087.08	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $41.45 million being upgraded from a grade 2 investment performance rating due to potential exits.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,992.33	99.1%	$2,094.21	98.6%
Non-accrual	17.46	0.9	30.20	1.4
Total Investments	$2,009.79	100.0%	$2,124.41	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$3.22	$90.06
Total	$3.22	$90.06
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$123.13	$67.10
Total	$123.13	$67.10
Net increase (decrease) in portfolio	$(119.91)	$22.96
Number of new portfolio companies with new investment commitments	—	1
Total new investment commitment amount in new portfolio companies	$—	$31.08
Average new investment commitment amount in new portfolio companies	$—	$31.08
Number of existing portfolio companies with new investment commitments	1	7
Total new investment commitment amount in existing portfolio companies	$3.22	$58.98
Weighted average remaining term for new investment commitments (in years)(2)	4.0	5.4
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	12.3%	11.6%
Weighted average yield on new investment commitments(5)	12.3%	11.6%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.5%	11.8%
Weighted average yield on investments sold or repaid(7)	10.5%	11.8%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Total investment income	$56.41	$77.31
Net expenses	(27.27)	(41.21)
Net investment income	29.14	36.10
Net realized gain (loss) on investments	(8.88)	(15.64)
Net unrealized appreciation (depreciation) on investments	4.51	8.76
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.09	0.18
Income tax (provision) benefit, realized and unrealized gain/loss	(0.03)	(0.02)
Net increase in members’ capital from operations	$24.83	$29.38

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest income	$49.01	$68.08
Payment-in-kind income	6.22	6.85
Dividend income	0.84	1.90
Other income	0.34	0.48
Total investment income	$56.41	$77.31

In the table above:

•
Interest income from investments, which included prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $68.08 million for the three months ended March 31, 2024 to $49.01 million for the three months ended March 31, 2025. The decrease was primarily driven by the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,528.75 million as of March 31, 2024 to $2,009.79 million as of March 31, 2025.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Interest and other debt expenses	$17.67	$30.27
Management fees	4.15	4.45
Incentive fees	4.38	5.19
Professional fees	0.37	0.57
Directors’ fees	0.07	0.07
Other general and administrative expenses	0.63	0.66
Total expenses	$27.27	$41.21

In the table above:

•
Interest and other debt expenses decreased from $30.27 million for the three months ended March 31, 2024 to $17.67 million for the three months ended March 31, 2025. The decrease was primarily driven by the repayments on our Revolving Credit Facilities.
•
Incentive Fees decreased from $5.19 million for the three months ended March 31, 2024 to $4.38 million for the three months ended March 31, 2025. The decrease was primarily driven by the decrease in results of operations before Incentive Fees from $34.57 million for the three months ended March 31, 2024 to $29.21 million for the three months ended March 31, 2025.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Other, net	$—	$0.10
Streamland Media Midco LLC	(8.88)	—
Sweep Purchaser LLC	—	(15.74)
Net realized gain (loss) on investments	$(8.88)	$(15.64)

For the three months ended March 31, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Streamland Media Midco LLC in March 2025, which resulted in a realized loss of $8.88 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	($ in millions)
Unrealized appreciation	$10.34	$23.93
Unrealized depreciation	(5.83)	(15.17)
Net change in unrealized appreciation (depreciation) on investments	$4.51	$8.76

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2025
($ in millions)
Portfolio Company:
Streamland Media Midco LLC	$6.97
Coding Solutions Acquisition, Inc. (dba CorroHealth)	3.19
BSI3 Menu Buyer, Inc (dba Kydia)	0.96
Clearcourse Partnership Acquireco Finance Limited	0.38
Governmentjobs.com, Inc. (dba NeoGov)	0.32
Harrington Industrial Plastics, LLC	(0.54)
Other, net (1)	(0.61)
Pluralsight, Inc.	(0.69)
Total Vision LLC	(0.89)
Volt Bidco, Inc. (dba Power Factors)	(1.36)
CORA Health Holdings Corp	(3.22)
Total	$4.51

(1)
Includes gross unrealized appreciation of $1.70 million and gross unrealized depreciation of $(2.31) million

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Streamland Media Midco LLC, which was partially offset by the unrealized depreciation due to the financial underperformance of Cora Health Holdings Corp.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 226% and 210%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	March 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the three months ended March 31, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$891.77	$—	$891.77	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2025, we had outstanding borrowings denominated in USD of $886.50 million, in Canadian Dollars (“CAD”) of CAD 0.15 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

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

As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2025, the total commitments under the JPM Revolving Credit Facility were $1,250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$144.55	$169.39
First Lien/Last-Out Unitranche	1.11	1.70
Total	$145.66	$171.09

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity” in our consolidated financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

On May 7, 2025, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly, changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$45.72	$(20.36)	$25.36
Up 200 basis points	30.48	(13.57)	16.91
Up 100 basis points	15.24	(6.79)	8.45
Up 75 basis points	11.43	(5.09)	6.34
Up 50 basis points	7.62	(3.39)	4.23
Up 25 basis points	3.81	(1.70)	2.11
Down 25 basis points	(3.81)	1.70	(2.11)
Down 50 basis points	(7.62)	3.39	(4.23)
Down 75 basis points	(11.43)	5.09	(6.34)
Down 100 basis points	(15.24)	6.79	(8.45)
Down 200 basis points	(30.48)	13.57	(16.91)
Down 300 basis points	(45.72)	20.36	(25.36)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 13, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)