Form 10-Q
period 2025-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2025-08-12
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 13,854,750 limited liability company common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2025 (Unaudited)	December 31, 2024

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,742,807 and $2,045,971)	$1,708,858	$2,006,266
Non-controlled affiliated investments (cost of $78,346 and $78,439)	75,903	80,815
Total investments, at fair value (cost of $1,821,153 and $2,124,410)	$1,784,761	$2,087,081
Investments in affiliated money market fund (cost of $169,995 and $84,647)	169,995	84,647
Cash	17,899	27,340
Interest and dividends receivable	11,049	17,732
Deferred financing costs	3,838	5,353
Other assets	360	564
Total assets	$1,987,902	$2,222,717
Liabilities
Debt	$779,990	$1,000,612
Interest and other debt expenses payable	14,181	19,968
Management fees payable	4,168	4,153
Incentive fees payable	72,588	63,988
Distribution payable	—	32,132
Accrued expenses and other liabilities	2,719	3,535
Total liabilities	$873,646	$1,124,388
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of June 30, 2025 and December 31, 2024)	1,313,752	1,313,752
Distributable earnings (loss)	(199,496)	(215,423)
Total members’ capital	$1,114,256	$1,098,329
Total liabilities and members’ capital	$1,987,902	$2,222,717
Net asset value per unit	$80.42	$79.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,122	$65,993	$93,174	$133,663
Payment-in-kind income	4,527	5,736	10,282	12,587
Other income	309	408	643	885
From non-controlled affiliated investments:
Dividend income	1,123	1,614	1,958	3,516
Interest income	751	461	1,708	863
Payment-in-kind income	640	—	1,103	—
Other income	12	5	22	11
Total investment income	$52,484	$74,217	$108,890	$151,525
Expenses:
Interest and other debt expenses	$14,903	$28,647	$32,568	$58,916
Management fees	4,168	4,387	8,318	8,838
Incentive fees	4,219	(2,400)	8,600	2,786
Professional fees	445	443	815	1,017
Directors’ fees	74	72	148	145
Other general and administrative expenses	490	632	1,120	1,289
Total expenses	$24,299	$31,781	$51,569	$72,991
Net investment income	$28,185	$42,436	$57,321	$78,534
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(331)	$(24,317)	$(9,212)	$(39,956)
Foreign currency and other transactions	276	32	511	67
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	418	(31,790)	5,756	(23,339)
Non-controlled affiliated investments	(3,994)	(39)	(4,819)	274
Foreign currency translations	(315)	(26)	(458)	121
Net realized and unrealized gains (losses)	$(3,946)	$(56,140)	$(8,222)	$(62,833)
(Provision) benefit for taxes on realized gain/loss on investments	$(334)	$203	$(364)	$218
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(95)	—	(131)
Net increase in members’ capital from operations	$23,905	$(13,596)	$48,735	$15,788
Weighted average units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted net investment income per unit	$2.04	$3.06	$4.14	$5.67
Basic and diluted earnings (loss) per unit	$1.73	$(0.99)	$3.52	$1.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Members’ capital at beginning of period	$1,123,159	$1,212,662	$1,098,329	$1,183,278
Increase in members’ capital from operations:
Net investment income	$28,185	$42,436	$57,321	$78,534
Net realized gain (loss)	(55)	(24,285)	(8,701)	(39,889)
Net change in unrealized appreciation (depreciation)	(3,891)	(31,855)	479	(22,944)
(Provision) benefit for taxes on realized gain/loss on investments	(334)	203	(364)	218
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(95)	—	(131)
Net increase in members’ capital from operations	$23,905	$(13,596)	$48,735	$15,788
Distributions to unitholders from:
Distributable earnings	$(32,808)	$(40,429)	$(32,808)	$(40,429)
Capital gains	—	(7,260)	—	(7,260)
Total distributions to unitholders	$(32,808)	$(47,689)	$(32,808)	$(47,689)
Total increase in members’ capital	$(8,903)	$(61,285)	$15,927	$(31,901)
Members’ capital at end of period	$1,114,256	$1,151,377	$1,114,256	$1,151,377
Distributions per unit	$2.37	$3.44	$2.37	$3.44

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net increase in members’ capital from operations:	$48,735	$15,788
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(33,158)	(112,057)
Payment-in-kind interest capitalized	(11,404)	(16,041)
Investments in affiliated money market fund, net	(85,348)	134,561
Proceeds from sales of investments and principal repayments	344,304	260,698
Net realized (gain) loss on investments	9,212	39,956
Net change in unrealized (appreciation) depreciation on investments	(937)	23,065
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(48)	47
Amortization of premium and accretion of discount, net	(5,697)	(6,777)
Amortization of deferred financing costs	1,559	1,617
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	6,683	4,193
(Increase) decrease in other assets	204	(45)
Increase (decrease) in interest and other debt expenses payable	(5,787)	(4,252)
Increase (decrease) in management fees payable	15	(101)
Increase (decrease) in incentive fees payable	8,600	2,786
Increase (decrease) in accrued expenses and other liabilities	(816)	(861)
Net cash provided by (used for) operating activities	$276,117	$342,577
Cash flows from financing activities:
Distributions paid	$(64,940)	$(98,358)
Financing costs paid	(44)	(69)
Repayments of debt	(220,622)	(200,175)
Net cash provided by (used for) financing activities	$(285,606)	$(298,602)
Net increase (decrease) in cash	$(9,489)	$43,975
Effect of foreign exchange rate changes on cash	48	(47)
Cash, beginning of period	27,340	23,308
Cash, end of period	$17,899	$67,236
Supplemental and non-cash activities
Interest expense paid	$33,741	$58,955
Exchange of investments	$15,956	$112,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 155.4%
Canada - 2.9%
1st Lien/Senior Secured Debt - 2.9%
Everest Clinical Research Corporation	Professional Services	9.95%	S + 5.50%	11/06/26		$5,314	$5,272	$5,287	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	9.95%	S + 5.50%	11/06/26		7,979	7,946	7,939	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 5.50%	11/06/26		1,160	(3)	(6)	(5) (6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.70%	S + 6.25%	05/25/27		19,155	19,015	19,011	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(20)	(23)	(5) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							32,210	32,208
Total Canada							$32,210	$32,208
United Kingdom - 1.3%
1st Lien/Senior Secured Debt - 1.3%
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.25%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	6,725	$8,095	$8,955	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	13.21%	SN + 8.75% (Incl. 9.85% PIK)	07/25/28	GBP	5,395	4,873	5,227	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							12,968	14,182
Total United Kingdom							$12,968	$14,182
United States - 151.2%
1st Lien/Senior Secured Debt - 147.5%
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29		$15,200	$11,402	$9,272	(5) (6) (7) (10) (11)
Thrasio, LLC	Broadline Retail	14.44%	S + 10.11% PIK	06/18/29		4,936	4,927	4,812	(5) (7) (10)
Elemica Parent, Inc.	Chemicals	9.92%	S + 5.50%	09/18/26		3,410	3,395	3,342	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.95%	S + 5.50%	09/18/26		1,336	1,328	1,309	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.91%	S + 5.50%	09/18/26		667	663	653	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.91%	S + 5.50%	09/18/26		499	496	489	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.96%	S + 5.50%	09/18/26		470	436	429	(5) (6) (7) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.49%	S + 6.00%	12/16/26		1,878	1,856	1,784	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.17%	S + 5.75% PIK	06/30/27		19,356	19,249	19,162	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.17%	S + 5.75%	06/30/27		9,500	9,469	9,453	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.05%	S + 5.75%	06/30/27		4,201	817	819	(5) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.53%	S + 5.25%	06/29/27		28,880	28,717	28,736	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		858	(4)	(4)	(5) (6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		30,128	29,990	29,977	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.80%	S + 4.50%	08/29/31		9,825	6,240	6,227	(5) (6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(19)	(22)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		12,781	12,597	12,653	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		4,290	4,226	4,248	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		4,263	4,201	4,220	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		2,388	2,349	2,364	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		2,100	(28)	(21)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.45%	S + 5.00%	12/21/29		1,727	1,690	1,710	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26		17,110	17,023	16,511	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.15%	S + 5.75%	12/15/26	$14,331	$14,287	$13,758	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	13,131	13,090	12,671	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.40%	S + 6.00%	12/15/26	7,094	7,050	6,846	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.32%	S + 6.00%	12/15/26	2,199	774	708	(5) (7) (9)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27	39,908	39,558	39,908	(5) (6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.55%	S + 5.25%	10/19/27	7,982	7,907	7,982	(5) (6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	3,991	(31)	—	(5) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	9,603	9,516	9,531	(5) (6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	6,749	6,678	6,698	(5) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.44%	S + 6.00%	07/06/27	1,700	122	123	(5) (7) (9) (10)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	10.40%	S + 6.00%	12/31/27	27,387	27,131	27,045	(5) (6) (7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	2,831	(24)	(35)	(5) (6) (7) (9)
Streamland Media Midco LLC	Entertainment	11.06%	S + 6.50% (Incl. 10.06% PIK)	04/02/29	7,296	7,165	7,150	(5) (6) (7)
Streamland Media Midco LLC	Entertainment	10.07%	S + 5.50% (Incl. 9.07% PIK)	04/02/29	1,029	411	391	(5) (6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.30%	S + 5.00%	12/06/29	21,742	21,554	21,633	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(16)	(14)	(5) (6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.32%	S + 5.00%	12/06/29	948	935	943	(5) (6) (7)
Aria Systems, LLC	Financial Services	12.44%	S + 8.00%	06/30/26	24,236	24,135	24,115	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.44%	S + 6.00%	01/25/28	48,084	47,681	47,603	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(15)	(19)	(5) (7) (9)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	3,045	2,953	3,045	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	958	932	958	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	12.73%	S + 8.25%	11/27/29	426	414	426	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	12.71%	S + 8.25%	11/27/29	170	81	85	(5) (6) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28	22,267	22,126	22,156	(5) (6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.55%	S + 5.25%	05/25/28	914	62	63	(5) (6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	18,172	17,977	16,537	(5) (6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.80%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	3,816	3,772	3,473	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.46%	S + 6.00%	12/06/27	8,357	8,325	8,148	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27	6,077	6,068	5,864	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27	2,880	2,873	2,780	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27	2,860	2,853	2,760	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27	2,620	2,616	2,528	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.93%	S + 5.50%	12/06/27	1,365	1,363	1,317	(5) (6) (7) (12)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	13,173	13,097	13,041	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	9,327	9,284	9,234	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	9.30%	S + 5.00%	06/21/27	4,607	4,558	4,561	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 5.00%	06/21/27	1,806	(7)	(18)	(5) (6) (7) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	10.03%	S + 5.75%	12/03/27	19,252	19,079	18,674	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	18,997	18,997	17,097	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,797	4,797	4,318	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	$1,851	$1,851	$1,666	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	13.06%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	316	316	284	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.33%	S + 5.00%	08/07/31	8,889	8,829	8,800	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	1,006	(17)	(10)	(5) (6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	821	(11)	(8)	(5) (6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.23%	S + 5.75%	06/15/27	20,493	20,389	17,214	(5) (6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.23%	S + 5.75%	06/15/27	339	337	285	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28	18,921	18,728	18,354	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/28/28	1,992	1,972	1,932	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	10.15%	S + 5.75%	08/26/27	1,552	1,540	1,505	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	21,323	21,138	21,269	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	19,237	19,017	19,189	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	10.20%	S + 5.75%	10/15/27	13,485	13,357	13,451	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.25%	P + 4.75%	10/15/27	2,542	298	292	(5) (7) (9)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	20,443	20,396	19,216	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	10,047	10,020	9,444	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	8,500	8,480	7,990	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.18%	S + 6.75%	12/22/25	5,514	5,497	5,183	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.17%	S + 6.75%	12/22/25	3,246	3,240	3,052	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	18,805	18,805	14,198	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	12,292	12,292	9,281	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	5,205	5,205	3,930	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.56%	S + 6.00%	03/31/26	3,315	3,315	2,503	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	11,905	11,801	11,845	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.45%	S + 5.00%	03/01/28	3,276	3,246	3,260	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.38%	S + 5.00%	03/01/28	1,605	254	259	(5) (6) (7) (9)
Total Vision LLC	Health Care Providers & Services	10.54%	S + 6.00%	07/15/26	15,132	15,049	14,224	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	10.58%	S + 6.00%	07/15/26	8,756	8,700	8,230	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	10.57%	S + 6.00%	07/15/26	4,437	4,417	4,171	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services	10.53%	S + 6.00%	07/15/26	2,218	2,207	2,085	(5) (6) (7)
Total Vision LLC	Health Care Providers & Services		S + 6.00%	07/15/26	1,150	(5)	(69)	(5) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.93%	S + 5.50%	12/21/26	19,527	19,416	19,039	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.93%	S + 5.50%	12/21/26	8,443	8,403	8,232	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.93%	S + 5.50%	12/21/26	6,787	6,760	6,618	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	2,812	(15)	(70)	(5) (7) (9)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	16,276	16,202	16,154	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	9.90%	S + 5.50%	12/01/27	2,441	1,995	1,983	(5) (6) (7) (9)
ESO Solutions, Inc.	Health Care Technology	11.09%	S + 6.75%	05/03/27	36,294	36,033	36,113	(5) (6) (7)
ESO Solutions, Inc.	Health Care Technology	11.09%	S + 6.75%	05/03/27	3,292	3,271	3,276	(5) (6) (7)
Experity, Inc.	Health Care Technology	10.30%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	22,070	22,026	21,905	(5) (6) (7)
Experity, Inc.	Health Care Technology		S + 6.00% (Incl. 3.25% PIK)	02/24/28	3,023	(6)	(23)	(5) (6) (7) (9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	$14,223	$14,166	$14,152	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	2,488	2,485	2,476	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,749	(6)	(9)	(5) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.80%	S + 5.50%	06/24/26	930	928	925	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.36%	S + 5.00%	05/11/29	11,101	10,965	10,935	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.31%	S + 5.00%	05/11/29	1,404	1,386	1,383	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,396	(15)	(21)	(5) (6) (7) (9)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	9,975	6,057	6,783	(5) (6) (7) (10) (11)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	22,055	21,800	22,000	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	7,351	7,112	7,094	(5) (6) (7) (9)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	2,145	2,133	2,140	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	11.95%	S + 7.50%	07/18/28	1,705	494	507	(5) (7) (9)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	12,669	12,485	12,099	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.68%	S + 6.25%	01/18/28	12,403	12,313	11,844	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.74%	S + 6.25%	01/18/28	2,146	1,856	1,773	(5) (6) (7) (9)
WebPT, Inc.	Health Care Technology	10.66%	S + 6.25%	01/18/28	1,806	1,792	1,725	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	33,643	33,374	30,952	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	6,417	6,417	5,903	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.80%	S + 6.50% PIK	08/11/27	4,070	3,717	3,392	(5) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50% PIK	08/11/27	3,343	(26)	(267)	(5) (7) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.55%	S + 7.25% (Incl. 3.25% PIK)	12/16/27	16,553	16,395	13,739	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.55%	S + 7.25% (Incl. 3.25% PIK)	06/16/27	2,191	1,803	1,448	(5) (6) (7) (9)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29	13,386	13,271	13,386	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29	2,384	2,374	2,384	(5) (6) (7)
Bullhorn, Inc.	Professional Services		S + 5.00%	10/01/29	693	(5)	—	(5) (6) (7) (9)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29	620	615	620	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29	278	275	278	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.33%	S + 5.00%	10/01/29	221	219	221	(5) (6) (7)
Diligent Corporation	Professional Services	9.33%	S + 5.00%	08/02/30	52,988	52,647	52,590	(5) (6) (7)
Diligent Corporation	Professional Services	9.33%	S + 5.00%	08/02/30	9,084	9,025	9,015	(5) (6) (7)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(34)	(41)	(5) (6) (7) (9)
Diligent Corporation	Professional Services	9.33%	S + 5.00%	08/02/30	5,255	362	355	(5) (6) (7) (9)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	21,171	20,976	20,218	(5) (6) (7)
iCIMS, Inc.	Professional Services	10.03%	S + 5.75%	08/18/28	1,860	262	195	(5) (6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.89%	S + 5.75%	11/30/27	15,250	15,107	15,174	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.09%	S + 5.75%	11/30/27	15,002	14,878	14,927	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.25%	P + 4.75%	11/30/27	2,696	584	593	(5) (6) (7) (9)
Pluralsight, Inc.	Professional Services	11.83%	S + 7.50% PIK	08/22/29	14,409	13,510	13,976	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,860	8,784	8,771	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(55)	(5) (6) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.83%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,430	4,430	4,386	(5) (6) (7) (10)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	$2,189	$—	$(22)	(5) (6) (7) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.91%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	33,671	33,400	31,651	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.94%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,772	10,706	10,126	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.91%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,328	10,272	9,709	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	9.05%	S + 4.75%	02/10/27	15,821	15,742	15,682	$(6)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.83%	S + 6.50%	07/01/27	79,539	79,538	78,743	(5) (6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(5) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.83%	S + 6.50%	07/01/27	2,046	2,019	2,025	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.29%	S + 6.00%	03/10/27	2,565	2,544	2,340	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,100	(8)	(96)	(5) (6) (7) (9)
Acquia, Inc.	Software	11.41%	S + 7.00%	10/30/26	24,940	24,815	24,691	(5) (6) (7)
Acquia, Inc.	Software	11.43%	S + 7.00%	10/30/26	1,933	1,924	1,914	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.59%	S + 7.00%	12/31/26	35,280	35,070	34,398	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.59%	S + 8.00%	12/31/26	5,900	5,900	5,841	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.59%	S + 7.00%	12/31/26	4,160	3,307	3,224	(5) (6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.59%	S + 8.00%	12/31/26	2,127	2,127	2,105	(5) (6) (7)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	27,583	27,073	27,583	(5) (6) (7)
CloudBees, Inc.	Software	11.44%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,785	11,551	11,785	(5) (6) (7)
Gainsight, Inc.	Software	10.23%	S + 5.75%	07/30/27	26,421	26,253	26,421	(5) (6)
Gainsight, Inc.	Software		S + 5.75%	07/30/27	5,182	(30)	—	(5) (6) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.03%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,837	11,739	11,837	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.53%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,753	1,736	1,736	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.75%	P + 4.25%	01/17/31	1,645	217	222	(5) (6) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.30%	S + 5.00%	12/01/28	51,653	51,484	51,395	(5) (6) (7)
Governmentjobs.com, Inc. (dba NeoGov)	Software		S + 5.00%	12/01/28	11,671	(7)	(58)	(5) (7) (9)
Governmentjobs.com, Inc. (dba NeoGov)	Software	9.29%	S + 5.00%	12/01/28	6,115	1,022	1,018	(5) (6) (7) (9)
Pioneer Buyer I, LLC	Software	10.30%	S + 6.00%	11/01/28	18,161	18,008	18,116	(5) (6) (7)
Pioneer Buyer I, LLC	Software		S + 6.00%	11/01/27	2,518	(20)	(6)	(5) (6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.80%	S + 4.50%	07/02/29	51,376	50,825	50,862	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.80%	S + 4.50%	07/02/29	6,866	1,764	1,755	(5) (6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	16,988	16,837	16,988	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.30%	S + 5.00%	06/02/31	9,301	5,793	5,859	(5) (6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	2,178	(18)	—	(5) (6) (7) (9)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	19,589	19,188	19,002	(5) (6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	10.08%	S + 5.75%	10/07/30	15,504	10,702	10,515	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt						1,682,280	1,643,702

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (13) - 2.8%
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 9.06% PIK)	04/02/29	$7,028	$6,445	$6,607	(5) (6) (7) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	11.08%	S + 6.75%	07/07/28	17,879	17,608	17,611	(5) (6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.08%	S + 6.75%	07/07/28	6,958	6,642	6,538	(5) (6) (7) (9)
Total 1st Lien/Last-Out Unitranche						30,695	30,756
2nd Lien/Senior Secured Debt - 0.3%
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	$14,704	$—	$—	(5) (6) (7) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,052	3,789	3,650	(5) (6) (7) (14)
Total 2nd Lien/Senior Secured Debt						3,789	3,650
Unsecured Debt - 0.6%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	$7,649	$6,559	$6,654	(6) (7) (14)
Total Unsecured Debt						6,559	6,654
Total United States						$1,723,323	$1,684,762
Total Debt Investments						$1,768,501	$1,731,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(15)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 4.8%
United States - 4.8%
Common Stock - 1.6%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(5) (7) (10) (14)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,557	(5) (7) (10) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,859	(5) (7) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	2,247	(5) (7) (14)
Total Vision Holdings, LLC	Health Care Providers & Services	07/15/21	115,714	2,150	220	(5) (7) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(5) (7) (10) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	1,257	(5) (7) (14)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	10,071	(5) (7) (10) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	64	(5) (7) (14)
Total Common Stock				25,671	17,275
Preferred Stock - 3.2%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	$92	$106	(5) (7) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(5) (7) (10) (14) (16)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,659	(5) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	15,719	(5) (7) (14)
Lobos Parent, Inc. (dba NeoGov)	Software	12/02/21	9,549	9,310	13,492	(5) (7) (14)
Total Preferred Stock				25,315	35,976
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$358	(5) (7) (14)
Total Warrants				1,666	358
Total United States				$52,652	$53,609
Total Equity Securities				$52,652	$53,609
Total Investments - 160.2%				$1,821,153	$1,784,761
Investments in Affiliated Money Market Fund - 15.2%
United States - 15.2%
Goldman Sachs Financial Square Government Fund - Institutional Shares			169,995,413	$169,995	$169,995	(6) (17) (18)
Total Investments in Affiliated Money Market Fund				169,995	169,995
Total United States				$169,995	$169,995
Total Investments and Investments in Affiliated Money Market Fund - 175.4%				$1,991,148	$1,954,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor.Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any,("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2025, 1 month S was 4.32%, 3 month S was 4.29%, 6 month S was 4.15%, 3 month SN was 4.22%, and P was 7.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in
U.S. Dollars ("$" or USD") unless otherwise noted, Great British Pounds (“GBP”).
(5)
Represents co-investments made with Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange
Commission ("SEC"). See Note 3 “Significant Agreements and Related Party Transactions”.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the aggregate fair value of these securities is $97,876 or 4.9% of the Company’s total assets.
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of
June 30, 2025, the aggregate fair value of these securities is $53,609 or 4.8% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Amount rounds to less than $1.
(17)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(18)
The annualized seven-day yield as of June 30, 2025 is 4.21%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Prepayment premiums	$268	$—	$268	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,081	$1,691	$2,937	$2,585

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.3% and 1.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a “Custodian”). As of June 30, 2025 and December 31, 2024, the Company held $17,899 and $27,340 in cash. Foreign currency of $746 and $702 (acquisition cost of $728 and $732) is included in cash as of June 30, 2025 and December 31, 2024.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense and any income tax penalties in expenses in the Consolidated Statements of Operations.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $4,168 and $8,318. As of June 30, 2025, $4,168 remained payable. For the three and six months ended June 30, 2024, Management Fees amounted to $4,387 and $8,838.

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

For the three and six months ended June 30, 2025, the Company accrued unvested Incentive Fees of $4,219 and $8,600. As of June 30, 2025, $72,588 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2024, the Company accrued unvested Incentive Fees of $(2,400) and $2,786.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2025 and 2024, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $337 and $681. As of June 30, 2025, $351 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $377 and $762.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $30 and $59. As of June 30, 2025, $38 remained payable. For the three and six months ended June 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $37 and $66.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$84,647	$580,163	$(494,815)	$—	$—	$169,995	$1,958
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	19,452	39	(1,477)	—	(105)	17,909	937
MedeAnalytics Group Holdings, LLC	6,680	—	—	—	103	6,783	—
Pluralsight, Inc.	38,218	877	—	—	(1,968)	37,127	1,551
Thrasio Holdings, Inc.	16,465	468	—	—	(2,849)	14,084	345
Total Non-Controlled Affiliates	$165,462	$581,547	$(496,292)	$—	$(4,819)	$245,898	$4,791
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$1,068,974	$(1,240,151)	$—	$—	$84,647	$7,260
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	5,224	(542)	—	(24)	19,452	1,906
MedeAnalytics, Inc.	6,277	—	(18)	—	421	6,680	—
Pluralsight, Inc.	—	37,768	—	—	450	38,218	474
Thrasio, LLC	—	15,861	—	—	604	16,465	365
Total Non-Controlled Affiliates	$276,895	$1,127,827	$(1,240,711)	$—	$1,451	$165,462	$10,005

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $1,073 and $19, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,727,458	$1,690,092	$2,032,863	$1,992,547
1st Lien/Last-Out Unitranche	30,695	30,756	22,830	22,642
2nd Lien/Senior Secured Debt	3,789	3,650	3,789	3,587
Unsecured Debt	6,559	6,654	15,031	14,969
Preferred Stock	25,315	35,976	25,315	34,482
Common Stock	25,671	17,275	22,916	18,475
Warrants	1,666	358	1,666	379
Total investments	$1,821,153	$1,784,761	$2,124,410	$2,087,081

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	18.5%	29.6%	18.4%	35.0%
Health Care Providers & Services	16.6	26.6	18.1	34.5
Professional Services	11.5	18.5	11.9	22.6
Health Care Technology	10.2	16.3	10.2	19.4
Real Estate Mgmt. & Development	8.3	13.3	7.1	13.4
Diversified Consumer Services	8.0	12.9	7.7	14.6
Financial Services	7.9	12.7	6.8	12.9
Commercial Services & Supplies	3.6	5.7	3.0	5.6
Health Care Equipment & Supplies	2.8	4.5	2.4	4.6
Entertainment	2.4	3.9	2.0	3.8
Independent Power and Renewable Electricity Producers	2.3	3.7	1.9	3.7
Construction & Engineering	2.0	3.2	1.4	2.7
Trading Companies & Distributors	1.7	2.6	1.5	2.8
Specialty Retail	1.3	2.1	1.0	1.9
Pharmaceuticals	1.0	1.4	0.7	1.4
IT Services	0.8	1.3	2.5	4.7
Broadline Retail	0.8	1.3	0.8	1.5
Chemicals	0.3	0.6	1.0	1.9
Hotels, Restaurants & Leisure	—	—	1.6	3.0
Total	100.0%	160.2%	100.0%	190.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2025	December 31, 2024
United States	97.4%	97.9%
Canada	1.8	1.5
United Kingdom	0.8	0.6
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,579,803	Discounted cash flows	Discount Rate	8.5% - 24.2%	11.2%
	$29,912	Comparable multiples	EV/EBITDA(6)	—	6.5x
	$16,055	Comparable multiples	EV/Revenue	0.4x - 0.7x	0.6x
1st Lien/Last-Out Unitranche	$30,756	Discounted cash flows	Discount Rate	11.6% - 12.1%	11.7%
2nd Lien/Senior Secured Debt	$3,650	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	12.1%
Equity
Preferred Stock	$20,257	Comparable multiples	EV/EBITDA(6)	13.0x - 21.0x	20.6x
	$15,719	Comparable multiples	EV/Revenue	—	4.3x
Common Stock	$5,947	Comparable multiples	EV/EBITDA(6)	5.0x - 13.0x	10.0x
	$11,328	Comparable multiples	EV/Revenue	1.6x - 7.3x	2.2x
Warrants	$358	Comparable multiples	EV/Revenue	—	4.3x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,896,625	Discounted cash flows	Discount Rate	8.3% - 33.0%	11.6%
	$18,734	Comparable multiples	EV/Revenue	0.4x - 1.0x	0.8x
	$181	Collateral analysis	Recovery Rate	—	17.5%
1st Lien/Last-Out Unitranche	$22,642	Discounted cash flows	Discount Rate	—	12.2%
2nd Lien/Senior Secured Debt	$3,587	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$14,969	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
Equity
Preferred Stock	$19,231	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.5x
	$15,251	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$4,382	Comparable multiples	EV/EBITDA(6)	7.0x - 13.5x	10.6x
	$14,093	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$379	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of June 30, 2025, included within Level 3 assets of $1,769,079 is an amount of $48,640 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,617,213 or 94.3% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$15,682	$1,674,410	$1,690,092	$—	$15,864	$1,976,683	$1,992,547
1st Lien/Last-Out Unitranche	—	—	30,756	30,756	—	—	22,642	22,642
2nd Lien/Senior Secured Debt	—	—	3,650	3,650	—	—	3,587	3,587
Unsecured Debt	—	—	6,654	6,654	—	—	14,969	14,969
Preferred Stock	—	—	35,976	35,976	—	—	34,482	34,482
Common Stock	—	—	17,275	17,275	—	—	18,475	18,475
Warrants	—	—	358	358	—	—	379	379
Investments in Affiliated Money Market Fund	169,995	—	—	169,995	84,647	—	—	84,647
Total	$169,995	$15,682	$1,769,079	$1,954,756	$84,647	$15,864	$2,071,217	$2,171,728

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$1,976,683	$49,936	$(9,212)	$3,071	$(351,551)	$5,483	$—	$—	$1,674,410	$(3,833)
1st Lien/Last-Out Unitranche	22,642	7,827	—	248	—	39	—	—	30,756	248
2nd Lien/Senior Secured Debt	3,587	—	—	63	—	—	—	—	3,650	63
Unsecured Debt	14,969	—	—	158	(8,626)	153	—	—	6,654	95
Preferred Stock	34,482	—	—	1,494	—	—	—	—	35,976	1,494
Common Stock	18,475	2,755	—	(3,955)	—	—	—	—	17,275	(3,955)
Warrants	379	—	—	(21)	—	—	—	—	358	(21)
Total assets	$2,071,217	$60,518	$(9,212)	$1,058	$(360,177)	$5,675	$—	$—	$1,769,079	$(5,909)
For the Six Months Ended June 30, 2024
1st Lien/Senior Secured Debt	$2,332,364	$234,175	$(39,956)	$(23,987)	$(372,391)	$6,666	$—	$—	$2,136,871	$(49,890)
1st Lien/Last-Out Unitranche	20,410	958	—	89	—	35	—	—	21,492	89
2nd Lien/Senior Secured Debt	—	3,789	—	12	—	—	—	—	3,801	12
Unsecured Debt	6,566	1,207	—	(36)	—	6	—	—	7,743	(36)
Preferred Stock	40,562	—	—	1,341	—	—	—	—	41,903	1,341
Common Stock	12,522	—	—	(811)	—	—	—	—	11,711	(811)
Warrants	220	—	—	51	—	—	—	—	271	51
Total assets	$2,412,644	$240,129	$(39,956)	$(23,341)	$(372,391)	$6,707	$—	$—	$2,223,792	$(49,244)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 243% and 210%.

The Company’s outstanding debt was as follows:

	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$1,250,000	$470,646	$779,990	$1,250,000	$249,527	$1,000,612
Total debt	$1,250,000	$470,646	$779,990	$1,250,000	$249,527	$1,000,612

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, the Company had outstanding borrowings denominated in USD of $774,500 and in GBP of GBP 4,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $995,500, in CAD of CAD 150 and in GBP of GBP 4,000.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2025 was 6.60% and for the year ended December 31, 2024 was 7.94%. The weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2025 was $872,345 and for the year ended December 31, 2024 was $1,249,042.

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

As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Costs of $6,051 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $0 and $0.

The following table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$—	$—	$—	$—
Facility fees	—	(22)	—	27
Amortization of financing costs	—	19	—	73
Total	$—	$(3)	$—	$100
Weighted average interest rate	—%	—%	—%	—%
Average outstanding balance	$—	$—	$—	$—

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2025, the total commitments under the JPM Revolving Credit Facility were $1,250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of June 30, 2025, the Company was in compliance with these covenants.

Costs of $15,065 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $3,838 and $5,353.

The following table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$13,028	$26,465	$28,544	$54,555
Facility fees	1,099	1,410	2,465	2,717
Amortization of financing costs	776	775	1,559	1,544
Total	$14,903	$28,650	$32,568	$58,816
Weighted average interest rate	6.59%	8.13%	6.60%	8.15%
Average outstanding balance	$793,293	$1,308,743	$872,345	$1,346,461

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,100	$1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	1,664
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	4,524	4,524
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	693	693
Businessolver.com, Inc.	440	1,863
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	2,832	2,831
Clearcourse Partnership Acquireco Finance Limited	1,956	1,784
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,827	1,417
Diligent Corporation	10,334	10,729
Elemica Parent, Inc.	31	—
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,160	1,160
Experity, Inc.	3,023	2,505
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	2,100	2,100
Fullsteam Operations LLC	85	170
Gainsight, Inc.	5,182	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,414	1,645
Governmentjobs.com, Inc. (dba NeoGov)	16,737	17,785
GS AcquisitionCo, Inc. (dba Insightsoftware)	846	914
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	1,413	1,626
Honor HN Buyer, Inc	2,224	2,224
iCIMS, Inc.	1,581	1,488
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,396	1,354

	Unfunded Commitment Balances(1)
	June 30, 2025	December 31, 2024
LS Clinical Services Holdings, Inc (dba CATO)	$371	$399
NFM & J, L.P. (dba the Facilities Group)	2,089	2,696
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	3,991	3,991
PDDS Holdco, Inc. (dba Planet DDS)	1,432	1,908
Pioneer Buyer I, LLC	2,518	2,518
Pluralsight, Inc.	7,663	7,663
Riverpoint Medical, LLC	1,806	1,445
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Southeast Mechanical, LLC	1,564	170
SpendMend Holdings LLC	1,338	3,601
Streamland Media Midco LLC	617	—
Summit Buyer, LLC (dba Classic Collision)	5,621	7,864
Sundance Group Holdings, Inc. (dba NetDocuments)	5,042	4,043
Superman Holdings, LLC (dba Foundation Software)	7,913	14,221
Sweep Purchaser LLC	3,361	4,201
Total Vision LLC	1,150	1,150
USN Opco LLC (dba Global Nephrology Solutions)	2,812	1,970
Volt Bidco, Inc. (dba Power Factors)	3,696	3,696
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	276	1,012
Zarya HoldCo, Inc. (dba Eptura)	8,384	8,383
Acquia, Inc.	—	851
Capitol Imaging Acquisition Corp.	—	9,170
Chronicle Bidco Inc. (dba Lexitas)	—	3,088
CivicPlus LLC	—	1,112
CorePower Yoga LLC	—	256
ESO Solutions, Inc.	—	988
HealthEdge Software, Inc.	—	3,297
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	710
Kaseya Inc.	—	1,509
Rubrik, Inc.	—	32
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	472
Wellness AcquisitionCo, Inc. (dba SPINS)	—	4,435
Total 1st Lien/Senior Secured Debt	$133,851	$169,388
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$316	$1,698
Total 1st Lien/Last-Out Unitranche	$316	$1,698
Total	$134,167	$171,086
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the six months ended June 30, 2025 and 2024.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
May 7, 2025	July 2, 2025	July 31, 2025	$5.79	(1)
For the Six Months Ended June 30, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(2)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78

(1) $3.61 is considered a return of capital distribution.

(2) $0.53 is considered a capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in Members’ Capital from operations	$23,905	$(13,596)	$48,735	$15,788
Weighted average Units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted earnings (loss) per unit	$1.73	$(0.99)	$3.52	$1.13

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
NAV, beginning of period	$79.27	$85.41
Net investment income	4.14	5.67
Net realized and unrealized gains (losses)(2)	(0.59)	(4.55)
Income tax provision, realized and unrealized gains	(0.03)	0.01
Net increase in Members’ Capital from operations(2)	$3.52	$1.13
Distributions recorded:
From net investment income	(2.37)	(2.92)
From capital gains	—	(0.52)
Total distributions recorded	(2.37)	(3.44)
Total increase (decrease) in Members’ Capital	$1.15	$(2.31)
NAV, end of period	$80.42	$83.10
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,854,750
Total return based on NAV(3)	4.44%	1.32%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,114,256	$1,151,377
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.88%	1.91%
Ratio of interest and other debt expenses to average Members’ Capital	5.89%	9.96%
Ratio of incentive fees to average Members’ Capital	0.77%	0.23%
Ratio of total expenses to average Members’ Capital	8.54%	12.10%
Ratio of net investment income to average Members’ Capital	11.15%	13.51%
Portfolio turnover	3%	9%

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

On August 6, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2025, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). The revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”) matured on May 3, 2024 and was terminated in accordance with its terms. As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 243% and 210%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,727.45	$1,690.08	$2,032.86	$1,992.55
First Lien/Last-Out Unitranche	30.69	30.76	22.83	22.64
Second Lien/Senior Secured Debt	3.79	3.65	3.79	3.59
Unsecured Debt	6.56	6.65	15.03	14.97
Preferred Stock	25.32	35.98	25.32	34.48
Common Stock	25.67	17.28	22.91	18.47
Warrants	1.67	0.36	1.67	0.38
Total investments	$1,821.15	$1,784.76	$2,124.41	$2,087.08

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.6%	12.5%	10.8%	13.3%
First Lien/Last-Out Unitranche(2)(3)	10.1%	10.2%	13.3%	13.6%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	—	—	9.3%	9.3%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.2%	12.0%	10.5%	12.9%

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

Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was driven by the Streamland Media Midco LLC Last-Out Term Loan being placed on non-accrual status. Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the exit of CivicPlus LLC.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	65	76
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.1x	6.2x
Weighted average interest coverage(3)	1.8x	1.7x
Median EBITDA(3)	$55.36 million	$55.67 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 17.3% and 19.6% of total debt investments at fair value.

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

	As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,683.53	94.3%	1,993.87	95.5%
Grade 3	75.10	4.2%	74.44	3.6%
Grade 4	26.13	1.5%	18.77	0.9%
Total Investments	$1,784.76	100.0%	$2,087.08	100.0%

The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $9.27 million being downgraded from a grade 3 investment performance rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,797.25	98.7%	$2,094.21	98.6%
Non-accrual	23.90	$1.30	30.20	1.4
Total Investments	$1,821.15	100.0%	$2,124.41	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2025	June 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$—	$74.46
Total	$—	$74.46
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$190.90	$228.41
Unsecured Debt	8.63	—
Total	$199.53	$228.41
Net increase (decrease) in portfolio	$(199.53)	$(153.95)
Number of existing portfolio companies with new investment commitments	—	2
Total new investment commitment amount in existing portfolio companies	$—	$74.46
Weighted average remaining term for new investment commitments (in years)(2)	—	6.1
Percentage of new debt investment commitments at floating interest rates	—%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	—%	10.6%
Weighted average yield on new investment commitments(5)	—%	10.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	11.9%	11.4%
Weighted average yield on investments sold or repaid(7)	11.9%	11.4%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Total investment income	$52.49	$74.22	$108.90	$151.53
Net expenses	(24.30)	(31.78)	(51.57)	(72.99)
Net investment income	28.19	42.44	57.33	78.54
Net realized gain (loss) on investments	(0.33)	(24.32)	(9.21)	(39.96)
Net unrealized appreciation (depreciation) on investments	(3.58)	(31.83)	0.93	(23.07)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	(0.04)	0.01	0.05	0.19
Income tax (provision) benefit, realized and unrealized gain/loss	(0.33)	0.10	(0.36)	0.09
Net increase in members’ capital from operations	$23.91	$(13.60)	$48.74	$15.79

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest income	$45.87	$66.45	$94.88	$134.52
Payment-in-kind income	5.17	5.74	11.39	12.59
Dividend income	1.12	1.62	1.96	3.52
Other income	0.33	0.41	0.67	0.90
Total investment income	$52.49	$74.22	$108.90	$151.53

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $66.45 and $134.52 million for the three and six months ended June 30, 2024 to $45.87 million and $94.88 million for the three and six months ended June 30, 2025. The decrease was primarily driven by the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,390.22 million as of June 30, 2024 to $1,821.15 million as of June 30, 2025.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$14.90	$28.65	$32.57	$58.91
Management fees	4.17	4.39	8.32	8.84
Incentive fees	4.22	(2.40)	8.60	2.79
Professional fees	0.45	0.44	0.82	1.02
Directors’ fees	0.07	0.07	0.14	0.14
Other general and administrative expenses	0.49	0.63	1.12	1.29
Total expenses	$24.30	$31.78	$51.57	$72.99

In the table above:

•
Interest and other debt expenses decreased from $28.65 million and $58.91 million for the three and six months ended June 30, 2024 to $14.90 million and $32.57 million for the three and six months ended June 30, 2025. The decrease was primarily driven by the decrease in weighted average daily borrowings from $1,308.74 million and $1,346.46 million for the three and six months ended June 30, 2024 to $793.29 million and $872.35 million for the three and six months ended June 30, 2025.
•
Incentive Fees increased from $(2.40) million and $2.79 million for the three and six months ended June 30, 2024 to $4.22 million and $8.60 million for the three and six months ended June 30, 2025. The increase was primarily driven by the increase in results of operations before incentive fees from $(16.00) million and $18.58 million for the three and six months ended June 30, 2024 to $28.12 million and $57.34 million for the three and six months ended June 30, 2025.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Other, net	$—	$0.24	$—	$0.34
Sweep Purchaser LLC	—	—	—	(15.74)
Streamland Media Midco LLC	—	—	(8.88)	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	(0.33)	—	(0.33)	—
Thrasio, LLC	—	(24.56)	—	(24.56)
Net realized gain (loss) on investments	$(0.33)	$(24.32)	$(9.21)	$(39.96)

For the six months ended June 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Streamland Media Midco LLC in March 2025, which resulted in a realized loss of $8.88 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Unrealized appreciation	$5.33	$27.84	$15.45	$43.92
Unrealized depreciation	(8.91)	(59.67)	(14.52)	(66.99)
Net change in unrealized appreciation (depreciation) on investments	$(3.58)	$(31.83)	$0.93	$(23.07)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.80	$1.19
AQ Helios Buyer, Inc. (dba SurePoint)	0.54	0.50
BSI3 Menu Buyer, Inc (dba Kydia)	0.46	1.43
USN Opco LLC (dba Global Nephrology Solutions)	0.35	0.32
Lobos Parent, Inc. (dba NeoGov)	0.35	0.68
Governmentjobs.com, Inc. (dba NeoGov)	0.34	0.33
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	0.33	0.48
Summit Buyer, LLC (dba Classic Collision)	0.28	0.28
Other, net (1)	0.22	0.11
CorePower Yoga LLC	0.22	0.37
Diligent Corporation	0.15	0.30
Streamland Media Midco LLC (2)	0.15	7.12
Coding Solutions Acquisition, Inc. (dba CorroHealth)	0.06	0.48
MerchantWise Solutions, LLC (dba HungerRush)	0.01	(0.38)
Kaseya Inc.	—	(0.20)
DECA Dental Holdings LLC	(0.01)	(0.45)
CloudBees, Inc.	(0.03)	0.20
Total Vision LLC	(0.04)	(0.39)
Total Vision Holdings, LLC	(0.20)	(0.74)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	(0.20)	(0.75)
Streamland Media Holdings LLC	(0.51)	(0.51)
Volt Bidco, Inc. (dba Power Factors)	(0.55)	(1.90)
Premier Imaging, LLC (dba Lucid Health)	(0.59)	(0.80)
Chronicle Bidco Inc. (dba Lexitas)	(0.77)	(0.83)
LS Clinical Services Holdings, Inc (dba CATO)	(1.01)	(1.08)
Pluralsight, Inc.	(1.28)	(1.98)
Thrasio, LLC	(2.65)	(2.85)
Total	$(3.58)	$0.93

(1)
Includes gross unrealized appreciation of $1.29 million and $1.77 million, and gross unrealized depreciation of $(1.07) million and $(1.66)million.
(2)
Formerly known as Picture Head Midco LLC.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2025 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Streamland Media Midco LLC, which was partially offset by the unrealized depreciation due to the financial underperformance of Thrasio, LLC, Pluralsight, Inc.and Volt Bidco, Inc. (dba Power Factors).

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

(1)
Includes gross unrealized appreciation of $3.59 million and $12.78 million, and gross unrealized depreciation of $(5.15) million and $(5.13) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility) was 243% and 210%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	June 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the six months ended June 30, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$779.99	$—	$779.99	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2025, we had outstanding borrowings denominated in USD of $774.50 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

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

As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2025, the total commitments under the JPM Revolving Credit Facility were $1,250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$133.85	$169.39
First Lien/Last-Out Unitranche	0.32	1.70
Total	$134.17	$171.09

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

RECENT DEVELOPMENTS

Retirement of Directors and Resignation and Appointment of Officers

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Goldman Sachs BDC, Inc. (“GSBD”), Silver Capital Holdings LLC (“SCH”), Goldman Sachs Middle Market Lending Corp. II (“MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”), Goldman Sachs Private Credit Corp. (“GSCR”) and West Bay BDC LLC (“West Bay”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of GSBD, SCH, MMLC II, PSLF, GSCR and West Bay. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of GSBD, SCH, MMLC II, PSLF, GSCR and West Bay.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of GSBD, SCH, MMLC II, PSLF, GSCR and West Bay. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of GSBD, SCH, MMLC II, PSLF, GSCR and West Bay.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

On August 6, 2025, Ross J. Kari notified our Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025.

On August 11, 2025, the Board elected Richard A. Mark to serve as an independent director of the Company and a member of the Audit Committee, the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, effective immediately. The Board also elected Mr. Mark to serve as chair of the Audit Committee, effective as of the close of business on December 31, 2025, and determined that he is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934, as amended). See Part II, Item 5 of this quarterly report for more information.

Distributions

On August 6, 2025, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$41.39	$(17.74)	$23.65
Up 200 basis points	27.59	(11.83)	15.76
Up 100 basis points	13.80	(5.91)	7.89
Up 75 basis points	10.35	(4.44)	5.91
Up 50 basis points	6.90	(2.96)	3.94
Up 25 basis points	3.45	(1.48)	1.97
Down 25 basis points	(3.45)	1.48	(1.97)
Down 50 basis points	(6.90)	2.96	(3.94)
Down 75 basis points	(10.35)	4.44	(5.91)
Down 100 basis points	(13.80)	5.91	(7.89)
Down 200 basis points	(27.59)	11.83	(15.76)
Down 300 basis points	(41.39)	17.74	(23.65)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 6, 2025, Ross J. Kari notified the Board that he intends to retire from the Board and all committees thereof, effective as of the close of business on December 31, 2025. The Company and the Board remain grateful to Mr. Kari for his service and look forward to his continued contributions through the remainder of his tenure on the Board.

On August 11, 2025, the Board elected Richard A. Mark to serve as an independent director of the Company and a member of the Audit Committee, the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, effective immediately. The Board also elected Mr. Mark to serve as chair of the Audit Committee, effective as of the close of business on December 31, 2025, and determined that he is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Securities Exchange Act of 1934, as amended). Mr. Mark does not have any family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. Mark has, or will have, a material interest subject to Item 404(a) of Regulation S-K.

Mr. Mark’s biographical information as of the date of this report is as follows:

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors of the Company since August 2025 and, effective as of the close of business on December 31, 2025, will serve as the Chair of the Audit Committee of the Company. Mr. Mark serves on the board of directors and as the chair of the audit committee of Goldman Sachs BDC, Inc., Goldman Sachs Private Credit Corp. and Goldman Sachs Middle Market Lending Corp. II. In addition, effective as of the close of business on December 31, 2025, he will serve on the board of directors and as the chair of the audit committee of Silver Capital Holdings LLC and Phillip Street Middle Market Lending Fund LLC. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)