Form 10-Q
period 2025-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2025-11-12
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 13,854,750 limited liability company common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic and a prolonged United States government shutdown;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2025 (Unaudited)	December 31, 2024

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,616,708 and $2,045,971)	$1,572,444	$2,006,266
Non-controlled affiliated investments (cost of $78,751 and $78,439)	71,336	80,815
Total investments, at fair value (cost of $1,695,459 and $2,124,410)	$1,643,780	$2,087,081
Investments in affiliated money market fund (cost of $148,322 and $84,647)	148,322	84,647
Cash	70,486	27,340
Interest and dividends receivable	12,250	17,732
Deferred financing costs	3,055	5,353
Other assets	204	564
Total assets	$1,878,097	$2,222,717
Liabilities
Debt	$731,880	$1,000,612
Interest and other debt expenses payable	13,565	19,968
Management fees payable	4,024	4,153
Incentive fees payable	75,464	63,988
Distribution payable	—	32,132
Accrued expenses and other liabilities	2,813	3,535
Total liabilities	$827,746	$1,124,388
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of September 30, 2025 and December 31, 2024)	1,263,752	1,313,752
Distributable earnings (loss)	(213,401)	(215,423)
Total members’ capital	$1,050,351	$1,098,329
Total liabilities and members’ capital	$1,878,097	$2,222,717
Net asset value per unit	$75.81	$79.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,776	$61,820	$134,950	$195,483
Payment-in-kind income	4,446	5,817	14,728	18,404
Other income	365	307	1,008	1,192
From non-controlled affiliated investments:
Dividend income	1,256	2,024	3,214	5,540
Interest income	788	797	2,496	1,660
Payment-in-kind income	643	55	1,746	55
Other income	18	5	40	16
Total investment income	$49,292	$70,825	$158,182	$222,350
Expenses:
Interest and other debt expenses	$14,754	$27,376	$47,322	$86,292
Management fees	4,024	4,248	12,342	13,086
Incentive fees	2,876	4,612	11,476	7,398
Professional fees	340	390	1,155	1,407
Directors’ fees	88	72	236	217
Other general and administrative expenses	545	546	1,665	1,835
Total expenses	$22,627	$37,244	$74,196	$110,235
Net investment income	$26,665	$33,581	$83,986	$112,115
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$4,865	$(71,689)	$(4,347)	$(111,645)
Foreign currency and other transactions	21	59	532	126
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(10,315)	65,958	(4,559)	42,619
Non-controlled affiliated investments	(4,972)	169	(9,791)	443
Foreign currency translations	95	(1,180)	(363)	(1,059)
Net realized and unrealized gains (losses)	$(10,306)	$(6,683)	$(18,528)	$(69,516)
(Provision) benefit for taxes on realized gain/loss on investments	$(61)	$(174)	$(425)	$44
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	(590)	—	(721)
Net increase in members’ capital from operations	$16,298	$26,134	$65,033	$41,922
Weighted average units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted net investment income per unit	$1.92	$2.42	$6.06	$8.09
Basic and diluted earnings (loss) per unit	$1.18	$1.89	$4.70	$3.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Members’ capital at beginning of period	$1,114,256	$1,151,377	$1,098,329	$1,183,278
Increase in members’ capital from operations:
Net investment income	$26,665	$33,581	$83,986	$112,115
Net realized gain (loss)	4,886	(71,630)	(3,815)	(111,519)
Net change in unrealized appreciation (depreciation)	(15,192)	64,947	(14,713)	42,003
(Provision) benefit for taxes on realized gain/loss on investments	(61)	(174)	(425)	44
(Provision) benefit for unrealized appreciation/depreciation on investments	—	(590)	—	(721)
Net increase in members’ capital from operations	$16,298	$26,134	$65,033	$41,922
Distributions to unitholders from:
Distributable earnings	$(30,203)	$(38,528)	$(63,011)	$(78,957)
Capital gains	—	—	—	(7,260)
Return of capital	(50,000)	—	(50,000)	—
Total distributions to unitholders	$(80,203)	$(38,528)	$(113,011)	$(86,217)
Total increase in members’ capital	$(63,905)	$(12,394)	$(47,978)	$(44,295)
Members’ capital at end of period	$1,050,351	$1,138,983	$1,050,351	$1,138,983
Distributions per unit	$5.79	$2.78	$8.16	$6.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net increase in members’ capital from operations:	$65,033	$41,922
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(40,617)	(229,906)
Payment-in-kind interest capitalized	(16,499)	(23,156)
Investments in affiliated money market fund, net	(63,675)	55,314
Proceeds from sales of investments and principal repayments	489,453	528,117
Net realized (gain) loss on investments	4,347	111,645
Net change in unrealized (appreciation) depreciation on investments	14,350	(43,062)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(29)	34
Amortization of premium and accretion of discount, net	(7,733)	(10,503)
Amortization of deferred financing costs	2,342	2,405
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	5,482	1,418
(Increase) decrease in other assets	360	(1,366)
Increase (decrease) in interest and other debt expenses payable	(6,403)	(5,851)
Increase (decrease) in management fees payable	(129)	(240)
Increase (decrease) in incentive fees payable	11,476	7,398
Increase (decrease) in accrued expenses and other liabilities	(722)	(459)
Net cash provided by (used for) operating activities	$457,036	$433,710
Cash flows from financing activities:
Distributions paid	$(145,143)	$(136,886)
Financing costs paid	(44)	(78)
Repayments of debt	(268,732)	(298,993)
Net cash provided by (used for) financing activities	$(413,919)	$(435,957)
Net increase (decrease) in cash	$43,117	$(2,247)
Effect of foreign exchange rate changes on cash	29	(34)
Cash, beginning of period	27,340	23,308
Cash, end of period	$70,486	$21,027
Supplemental and non-cash activities
Interest expense paid	$46,982	$85,667
Exchange of investments	$15,956	$205,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 153.4%
Canada - 3.1%
1st Lien/Senior Secured Debt - 3.1%
Everest Clinical Research Corporation	Professional Services	9.40%	S + 5.25%	11/06/28		$5,300	$5,266	$5,274	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	9.40%	S + 5.25%	11/06/28		7,957	7,930	7,917	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 5.25%	11/06/28		1,160	(5)	(6)	(5) (6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.51%	S + 6.25%	05/25/27		19,155	19,032	19,011	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(18)	(23)	(5) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							32,205	32,173
Total Canada							$32,205	$32,173
United Kingdom - 1.3%
1st Lien/Senior Secured Debt - 1.3%
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.22%	SN + 8.00% (Incl. 0.50% PIK)	07/25/28	GBP	6,848	$8,267	$8,933	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	12.22%	SN + 8.00% (Incl. 0.50% PIK)	07/25/28	GBP	5,467	4,976	5,216	(5) (6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							13,243	14,149
Total United Kingdom							$13,243	$14,149
United States - 149.0%
1st Lien/Senior Secured Debt - 145.3%
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29		$15,383	$11,402	$9,191	(5) (6) (7) (10) (11)
Thrasio, LLC	Broadline Retail	14.58%	S + 10.26% PIK	06/18/29		4,995	4,986	4,870	(5) (7) (10)
Elemica Parent, Inc.	Chemicals	9.98%	S + 5.50%	09/18/26		3,401	3,389	3,350	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.88%	S + 5.50%	09/18/26		1,333	1,326	1,313	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.97%	S + 5.50%	09/18/26		665	662	655	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.97%	S + 5.50%	09/18/26		498	495	491	(5) (6) (7)
Elemica Parent, Inc.	Chemicals	9.83%	S + 5.50%	09/18/26		470	457	452	(5) (6) (7) (9)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.09%	S + 6.00%	12/16/26		1,852	1,834	1,759	(6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.91%	S + 5.75% PIK	06/30/27		19,803	19,709	19,605	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.91%	S + 5.75%	06/30/27		9,476	9,449	9,429	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.75%	S + 5.75%	06/30/27		4,201	820	819	(5) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.56%	S + 5.25%	06/29/27		28,805	28,661	28,661	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		858	(4)	(4)	(5) (6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31		30,052	29,919	29,902	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.50%	S + 4.50%	08/29/31		9,809	6,225	6,212	(5) (6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(18)	(22)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29		12,741	12,566	12,614	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29		4,277	4,216	4,235	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29		4,250	4,191	4,207	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29		2,381	2,344	2,357	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		2,100	(27)	(21)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.15%	S + 5.00%	12/21/29		1,722	1,687	1,704	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.10%	S + 6.00%	12/15/26		17,065	16,993	16,468	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.85%	S + 5.75%	12/15/26	$14,294	$14,257	$13,758	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.10%	S + 6.00%	12/15/26	13,097	13,063	12,638	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.10%	S + 6.00%	12/15/26	7,076	7,039	6,828	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.16%	S + 6.00%	12/15/26	2,263	915	845	(5) (7) (9)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.25%	S + 5.25%	10/19/27	39,908	39,593	39,908	(5) (6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.25%	S + 5.25%	10/19/27	7,982	7,914	7,982	(5) (6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	3,991	(28)	—	(5) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.28%	S + 6.00%	07/06/27	9,578	9,501	9,506	(5) (6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.28%	S + 6.00%	07/06/27	6,732	6,669	6,681	(5) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(12)	(13)	(5) (7) (9) (10)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	10.10%	S + 6.00%	12/31/27	25,500	25,284	25,372	(5) (6) (7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	2,831	(22)	(14)	(5) (6) (7) (9)
Streamland Media Midco LLC	Entertainment	9.76%	S + 6.50% (Incl. 10.06% PIK)	04/02/29	7,465	7,341	7,166	(5) (6) (7)
Streamland Media Midco LLC	Entertainment	10.00%	S + 5.50% (Incl. 9.07% PIK)	04/02/29	1,038	1,038	996	(5) (6) (7)
Streamland Media Midco LLC	Entertainment	9.82%	S + 5.50%	04/02/29	823	549	549	(5) (6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.00%	S + 5.00%	12/06/29	21,686	21,508	21,578	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(15)	(14)	(5) (6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.06%	S + 5.00%	12/06/29	946	933	941	(5) (6) (7)
Aria Systems, LLC	Financial Services	12.28%	S + 8.00%	06/30/26	24,190	24,113	24,069	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.28%	S + 6.00%	01/25/28	48,084	47,717	47,603	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(13)	(19)	(5) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.25%	S + 5.25%	05/25/28	22,209	22,079	22,098	(5) (6)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.25%	S + 5.25%	05/25/28	914	299	300	(5) (6) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.50%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	18,381	18,201	16,727	(5) (6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.50%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	3,860	3,820	3,513	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.18%	S + 6.00%	12/06/27	8,335	8,309	8,148	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27	6,061	6,055	5,864	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27	2,873	2,867	2,780	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27	2,852	2,847	2,760	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27	2,613	2,610	2,528	(5) (6) (7) (12)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.76%	S + 5.50%	12/06/27	1,365	1,363	1,320	(5) (6) (7) (12)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.75%	S + 4.75%	06/21/27	13,139	13,072	13,007	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.75%	S + 4.75%	06/21/27	9,302	9,264	9,209	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.75%	S + 4.75%	06/21/27	4,596	4,552	4,550	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.75%	06/21/27	1,806	(6)	(18)	(5) (6) (7) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	9.57%	S + 5.25%	12/03/29	19,202	18,996	19,010	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	19,060	19,060	16,582	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,817	4,817	4,191	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	1,858	1,858	1,616	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.76%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	317	317	276	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	9.16%	S + 5.00%	08/07/31	9,506	9,438	9,411	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	$821	$(10)	$(8)	(5) (6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	366	(7)	(4)	(5) (6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	10.10%	S + 5.75%	06/15/27	20,441	20,351	17,171	(5) (6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	10.10%	S + 5.75%	06/15/27	338	336	284	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.85%	S + 5.75%	08/28/28	18,872	18,694	18,117	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.85%	S + 5.75%	08/28/28	1,987	1,969	1,907	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.85%	S + 5.75%	08/26/27	1,552	1,542	1,490	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.90%	S + 5.75%	10/15/27	21,268	21,102	21,214	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.90%	S + 5.75%	10/15/27	19,188	18,990	19,140	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.90%	S + 5.75%	10/15/27	13,450	13,335	13,416	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	12.00%	P + 4.75%	10/15/27	2,542	300	311	(5) (7) (9)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	20,389	20,367	18,554	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	10,021	10,008	9,119	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	8,477	8,468	7,714	(5) (6) (7)
One GI LLC	Health Care Providers & Services	11.01%	S + 6.75%	12/22/25	5,500	5,492	5,005	(5) (6) (7)
One GI LLC	Health Care Providers & Services	10.99%	S + 6.75%	12/22/25	3,246	3,243	2,954	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	18,949	18,949	14,259	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	12,387	12,387	9,321	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	5,245	5,245	3,947	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.26%	S + 6.00%	03/31/26	3,332	3,332	2,507	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	11,874	11,780	11,815	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	3,268	3,240	3,252	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.15%	S + 5.00%	03/01/28	1,605	255	259	(5) (6) (7) (9)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.96%	S + 5.50%	12/21/26	19,476	19,384	18,989	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.96%	S + 5.50%	12/21/26	8,421	8,388	8,211	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.96%	S + 5.50%	12/21/26	6,770	6,747	6,601	(5) (6) (7)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	2,812	(13)	(70)	(5) (7) (9)
Businessolver.com, Inc.	Health Care Technology	9.60%	S + 5.50%	12/01/27	16,234	16,167	16,153	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	9.60%	S + 5.50%	12/01/27	2,436	1,991	1,984	(5) (6) (7) (9)
ESO Solutions, Inc.	Health Care Technology	10.95%	S + 6.75%	05/03/27	36,294	36,066	36,113	(5) (6) (7)
ESO Solutions, Inc.	Health Care Technology	10.95%	S + 6.75%	05/03/27	3,292	3,274	3,276	(5) (6) (7)
Experity, Inc.	Health Care Technology	10.00%	S + 6.00% (Incl. 3.25% PIK)	02/24/28	22,254	22,213	22,087	(5) (6) (7)
Experity, Inc.	Health Care Technology		S + 6.00% (Incl. 3.25% PIK)	02/24/28	3,023	(5)	(23)	(5) (6) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.50%	S + 5.50%	06/24/26	14,188	14,145	14,188	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.50%	S + 5.50%	06/24/26	2,482	2,479	2,482	(5) (6) (7)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology		S + 5.50%	06/24/26	1,749	(5)	—	(5) (7) (9)
GHA Buyer Inc. (dba Cedar Gate)	Health Care Technology	9.50%	S + 5.50%	06/24/26	927	926	927	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.80%	S + 5.00%	05/11/29	11,073	10,944	10,906	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	9.03%	S + 5.00%	05/11/29	1,401	1,384	1,380	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,396	(14)	(21)	(5) (6) (7) (9)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	10,051	6,057	6,659	(5) (6) (7) (10) (11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
WebPT, Inc.	Health Care Technology	10.55%	S + 6.25%	01/18/28	$12,637	$12,470	$11,626	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.55%	S + 6.25%	01/18/28	12,371	12,290	11,382	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.61%	S + 6.25%	01/18/28	2,146	1,857	1,698	(5) (6) (7) (9)
WebPT, Inc.	Health Care Technology	10.60%	S + 6.25%	01/18/28	1,802	1,789	1,658	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	34,571	34,332	31,460	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	6,594	6,594	6,000	(5) (6) (7)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.50%	S + 6.50% PIK	08/11/27	4,070	3,820	3,454	(5) (7) (9)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50% PIK	08/11/27	3,343	(23)	(301)	(5) (7) (9)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.25%	S + 7.25% (Incl. 10.25% PIK)	12/17/29	16,999	16,851	13,684	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.25%	S + 7.25% (Incl. 10.25% PIK)	06/18/29	1,841	1,826	1,482	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29	13,386	13,276	13,386	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29	2,384	2,374	2,384	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29	693	88	92	(5) (6) (7) (9)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29	620	615	620	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29	278	275	278	(5) (6) (7)
Bullhorn, Inc.	Professional Services	9.16%	S + 5.00%	10/01/29	221	219	221	(5) (6) (7)
Diligent Corporation	Professional Services	9.20%	S + 5.00%	08/02/30	52,988	52,660	52,590	(5) (6) (7)
Diligent Corporation	Professional Services	9.20%	S + 5.00%	08/02/30	9,084	9,027	9,015	(5) (6) (7)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(32)	(41)	(5) (6) (7) (9)
Diligent Corporation	Professional Services	9.20%	S + 5.00%	08/02/30	5,255	547	539	(5) (6) (7) (9)
iCIMS, Inc.	Professional Services	10.07%	S + 5.75%	08/18/28	21,171	20,989	20,218	(5) (6) (7)
iCIMS, Inc.	Professional Services	10.07%	S + 5.75%	08/18/28	1,860	505	437	(5) (6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.06%	S + 5.75%	11/30/27	15,211	15,082	15,135	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	10.16%	S + 5.75%	11/30/27	14,963	14,852	14,889	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	12.00%	P + 4.75%	11/30/27	2,696	407	413	(5) (6) (7) (9)
Pluralsight, Inc.	Professional Services	11.70%	S + 7.50% PIK	08/22/29	14,844	13,992	14,250	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services	8.70%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,872	8,800	8,783	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(55)	(5) (6) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.70%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,436	4,436	4,391	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(22)	(5) (6) (7) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.93%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	33,969	33,729	31,931	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.97%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,893	10,835	10,240	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.93%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,420	10,370	9,795	(5) (6) (7) (8)
MRI Software LLC	Real Estate Mgmt. & Development	8.75%	S + 4.75%	02/10/27	15,779	15,712	15,681	(6)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.70%	S + 6.50%	07/01/27	79,337	79,337	78,544	(5) (6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(5) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.70%	S + 6.50%	07/01/27	2,040	2,017	2,020	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.29%	S + 6.00%	03/10/27	2,565	2,547	2,340	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,100	(7)	(96)	(5) (6) (7) (9)
Acquia, Inc.	Software	10.43%	S + 6.00%	10/30/26	24,940	24,837	24,691	(5) (6) (7)
Acquia, Inc.	Software	10.45%	S + 6.00%	10/30/26	1,933	1,926	1,914	(5) (6) (7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.32%	S + 7.00%	12/31/26	$35,280	$35,102	$34,486	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.32%	S + 8.00%	12/31/26	5,900	5,900	5,841	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.35%	S + 7.00%	12/31/26	4,160	3,310	3,234	(5) (6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.32%	S + 8.00%	12/31/26	2,127	2,127	2,105	(5) (6) (7)
CloudBees, Inc.	Software	11.28%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	27,760	27,338	27,760	(5) (6) (7)
CloudBees, Inc.	Software	11.28%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	11,861	11,667	11,861	(5) (6) (7)
Gainsight, Inc.	Software	10.60%	S + 6.25%	07/30/27	26,421	26,272	26,289	(5) (6) (7)
Gainsight, Inc.	Software		S + 6.25%	07/30/27	5,182	(26)	(26)	(5) (6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	10.06%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,876	11,782	11,876	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.56%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,759	1,742	1,750	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		P + 4.25%	01/17/31	1,645	(12)	(8)	(5) (6) (7) (9)
Pioneer Buyer I, LLC	Software	10.00%	S + 6.00%	11/01/28	18,161	18,019	18,116	(5) (6) (7)
Pioneer Buyer I, LLC	Software		S + 6.00%	11/01/27	2,518	(18)	(6)	(5) (6) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.50%	S + 4.50%	07/02/29	51,247	50,725	50,734	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.50%	S + 4.50%	07/02/29	6,866	1,539	1,526	(5) (6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31	16,945	16,800	16,945	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	9.00%	S + 5.00%	06/02/31	9,285	6,495	6,562	(5) (6) (7) (9)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail		S + 5.00%	05/31/30	2,178	(17)	—	(5) (6) (7) (9)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30	19,540	19,154	19,149	(5) (6) (7)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.91%	S + 5.75%	10/07/30	15,476	10,686	10,643	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt						1,567,746	1,525,544
1st Lien/Last-Out Unitranche (13) - 2.8%
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 9.06% PIK)	04/02/29	$7,209	$6,428	$5,281	(5) (6) (7) (11)
EDB Parent, LLC (dba Enterprise DB)	Software	11.31%	S + 7.00%	07/07/28	17,879	17,628	17,610	(5) (6) (7)
EDB Parent, LLC (dba Enterprise DB)	Software	11.31%	S + 7.00%	07/07/28	6,958	6,670	6,566	(5) (6) (7) (9)
Total 1st Lien/Last-Out Unitranche						30,726	29,457
2nd Lien/Senior Secured Debt - 0.3%
Sweep Midco LLC	Commercial Services & Supplies			03/12/36	$14,704	$—	$—	(5) (6) (7) (14)
Sweep Midco LLC	Commercial Services & Supplies			03/12/34	5,052	3,789	2,854	(5) (6) (7) (14)
Total 2nd Lien/Senior Secured Debt						3,789	2,854
Unsecured Debt - 0.6%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/31	$7,649	$6,558	$6,654	(6) (7) (14)
Total Unsecured Debt						6,558	6,654
Total United States						$1,608,819	$1,564,509
Total Debt Investments						$1,654,267	$1,610,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(15)	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 3.1%
United States - 3.1%
Common Stock - 1.0%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(5) (7) (10) (14)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,534	(5) (7) (10) (14)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,833	(5) (7) (14)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	—	(5) (7) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(5) (7) (10) (14)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	1,207	(5) (7) (14)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	5,561	(5) (7) (10) (14)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	64	(5) (7) (14)
Total Common Stock				23,521	10,199
Preferred Stock - 2.1%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	$92	$112	(5) (7) (14)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(5) (7) (10) (14) (16)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,833	(5) (7) (14)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	15,615	(5) (7) (14)

Total Preferred Stock				16,005	22,560
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$190	(5) (7) (14)
Total Warrants				1,666	190
Total United States				$41,192	$32,949
Total Equity Securities				$41,192	$32,949
Total Investments - 156.5%				$1,695,459	$1,643,780
Investments in Affiliated Money Market Fund - 14.1%
United States - 14.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares			148,322,004	$148,322	$148,322	(6) (17) (18)
Total Investments in Affiliated Money Market Fund				148,322	148,322
Total United States				$148,322	$148,322
Total Investments and Investments in Affiliated Money Market Fund - 170.6%				$1,843,781	$1,792,102

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor.Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2025, 1 month S was 4.13%, 3 month S was 3.98%, 6 month S was 3.85%, 3 month SN was 3.97%, and P was 7.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, the aggregate fair value of these securities is $98,288 or 5.2% of the Company’s total assets.
(9)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 7 "Commitments and Contingencies".
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
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of
September 30, 2025, the aggregate fair value of these securities is $32,949 or 3.1% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Amount rounds to less than $1.
(17)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(18)
The annualized seven-day yield as of September 30, 2025 is 4.03%.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period, or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Prepayment premiums	$80	$504	$348	$504
Accelerated amortization of upfront loan origination fees and unamortized discounts	$777	$1,979	$3,714	$4,564

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a “Custodian”). As of September 30, 2025 and December 31, 2024, the Company held $70,486 and $27,340 in cash. Foreign currency of $642 and $702 (acquisition cost of $643 and $732) is included in cash as of September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025, Management Fees amounted to $4,024 and $12,342. As of September 30, 2025, $4,024 remained payable. For the three and nine months ended September 30, 2024, Management Fees amounted to $4,248 and $13,086.

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

For the three and nine months ended September 30, 2025, the Company accrued unvested Incentive Fees of $2,876 and $11,476. As of September 30, 2025, $75,464 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2024, the Company accrued unvested Incentive Fees of $4,612 and $7,398.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2025 and September 30, 2024, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $324 and $1,005. As of September 30, 2025, $345 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $364 and $1,126.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $30 and $89. As of September 30, 2025, $12 remained payable. For the three and nine months ended September 30, 2024, the Company incurred expenses for services provided by the Transfer Agent of $30 and $96.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$84,647	$756,796	$(693,121)	$—	$—	$148,322	$3,214
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	19,452	59	(1,655)	—	(148)	17,708	1,404
MedeAnalytics Group Holdings, LLC	6,680	—	—	—	(21)	6,659	—
Pluralsight, Inc.	38,218	1,414	(33)	—	(6,691)	32,908	2,347
Thrasio Holdings, Inc.	16,465	527	—	—	(2,931)	14,061	531
Total Non-Controlled Affiliates	$165,462	$758,796	$(694,809)	$—	$(9,791)	$219,658	$7,496
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$1,068,974	$(1,240,151)	$—	$—	$84,647	$7,260
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	5,224	(542)	—	(24)	19,452	1,906
MedeAnalytics, Inc.	6,277	—	(18)	—	421	6,680	—
Pluralsight, Inc.	—	37,768	—	—	450	38,218	474
Thrasio, LLC	—	15,861	—	—	604	16,465	365
Total Non-Controlled Affiliates	$276,895	$1,127,827	$(1,240,711)	$—	$1,451	$165,462	$10,005

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were $1,125 and $19 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,613,194	$1,571,866	$2,032,863	$1,992,547
1st Lien/Last-Out Unitranche	30,726	29,457	22,830	22,642
2nd Lien/Senior Secured Debt	3,789	2,854	3,789	3,587
Unsecured Debt	6,558	6,654	15,031	14,969
Preferred Stock	16,005	22,560	25,315	34,482
Common Stock	23,521	10,199	22,916	18,475
Warrants	1,666	190	1,666	379
Total investments	$1,695,459	$1,643,780	$2,124,410	$2,087,081

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	16.2%	25.5%	18.1%	34.5%
Software	16.1	25.2	18.4	35.0
Professional Services	12.3	19.2	11.9	22.6
Health Care Technology	9.1	14.2	10.2	19.4
Real Estate Mgmt. & Development	9.0	14.1	7.1	13.4
Diversified Consumer Services	8.7	13.6	7.7	14.6
Financial Services	8.3	13.0	6.8	12.9
Commercial Services & Supplies	3.8	6.0	3.0	5.6
Health Care Equipment & Supplies	3.1	4.8	2.4	4.6
Independent Power and Renewable Electricity Producers	2.5	4.0	1.9	3.7
Entertainment	2.4	3.7	2.0	3.8
Construction & Engineering	2.2	3.5	1.4	2.7
Trading Companies & Distributors	1.8	2.9	1.5	2.8
Specialty Retail	1.4	2.2	1.0	1.9
Pharmaceuticals	0.9	1.4	0.7	1.4
IT Services	0.9	1.3	2.5	4.7
Broadline Retail	0.9	1.3	0.8	1.5
Chemicals	0.4	0.6	1.0	1.9
Hotels, Restaurants & Leisure	—	—	1.6	3.0
Total	100.0%	156.5%	100.0%	190.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2025	December 31, 2024
United States	97.2%	97.9%
Canada	1.9	1.5
United Kingdom	0.9	0.6
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,487,903	Discounted cash flows	Discount Rate	8.1% - 26.8%	10.8%
	$30,034	Comparable multiples	EV/EBITDA(6)	—	7.0x
	$15,850	Comparable multiples	EV/Revenue	0.4x - 0.8x	0.6x
1st Lien/Last-Out Unitranche	$24,176	Discounted cash flows	Discount Rate	—	11.1%
	$5,281	Comparable multiples	EV/EBITDA(6)	—	8.9x
2nd Lien/Senior Secured Debt	$2,854	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	13.3%
Equity
Preferred Stock	$6,945	Comparable multiples	EV/EBITDA(6)	13.0x - 20.0x	19.9x
	$15,615	Comparable multiples	EV/Revenue	—	3.8x
Common Stock	$3,431	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	11.3x
	$6,768	Comparable multiples	EV/Revenue	1.5x - 7.3x	2.5x
Warrants	$190	Comparable multiples	EV/Revenue	—	3.8x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,896,625	Discounted cash flows	Discount Rate	8.3% - 33.0%	11.6%
	$18,734	Comparable multiples	EV/Revenue	0.4x - 1.0x	0.8x
	$181	Collateral analysis	Recovery Rate	—	17.5%
1st Lien/Last-Out Unitranche	$22,642	Discounted cash flows	Discount Rate	—	12.2%
2nd Lien/Senior Secured Debt	$3,587	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$14,969	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
Equity
Preferred Stock	$19,231	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.5x
	$15,251	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$4,382	Comparable multiples	EV/EBITDA(6)	7.0x - 13.5x	10.6x
	$14,093	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$379	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of September 30, 2025, included within Level 3 assets of $1,628,099 is an amount of $22,398 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,518,733 or 95.2% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$15,681	$1,556,185	$1,571,866	$—	$15,864	$1,976,683	$1,992,547
1st Lien/Last-Out Unitranche	—	—	29,457	29,457	—	—	22,642	22,642
2nd Lien/Senior Secured Debt	—	—	2,854	2,854	—	—	3,587	3,587
Unsecured Debt	—	—	6,654	6,654	—	—	14,969	14,969
Preferred Stock	—	—	22,560	22,560	—	—	34,482	34,482
Common Stock	—	—	10,199	10,199	—	—	18,475	18,475
Warrants	—	—	190	190	—	—	379	379
Investments in Affiliated Money Market Fund	148,322	—	—	148,322	84,647	—	—	84,647
Total	$148,322	$15,681	$1,628,099	$1,792,102	$84,647	$15,864	$2,071,217	$2,171,728

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$1,976,683	$62,480	$(9,212)	$(919)	$(480,334)	$7,487	$—	$—	$1,556,185	$(9,259)
1st Lien/Last-Out Unitranche	22,642	7,837	—	(1,081)	—	59	—	—	29,457	(1,081)
2nd Lien/Senior Secured Debt	3,587	—	—	(733)	—	—	—	—	2,854	(733)
Unsecured Debt	14,969	—	—	158	(8,626)	153	—	—	6,654	95
Preferred Stock	34,482	—	4,951	(2,612)	(14,261)	—	—	—	22,560	888
Common Stock	18,475	2,755	(86)	(8,881)	(2,064)	—	—	—	10,199	(10,075)
Warrants	379	—	—	(189)	—	—	—	—	190	(189)
Total assets	$2,071,217	$73,072	$(4,347)	$(14,257)	$(505,285)	$7,699	$—	$—	$1,628,099	$(20,354)
For the Nine Months Ended September 30, 2024
1st Lien/Senior Secured Debt	$2,332,364	$433,561	$(117,325)	$46,594	$(702,892)	$10,318	$29,648	$—	$2,032,268	$(3,364)
1st Lien/Last-Out Unitranche	20,410	1,528	—	71	—	54	—	—	22,063	71
2nd Lien/Senior Secured Debt	—	3,789	—	(101)	—	—	—	—	3,688	(101)
Unsecured Debt	6,566	8,119	—	(57)	—	17	—	—	14,645	(57)
Preferred Stock	40,562	—	778	1,683	(9,742)	—	—	—	33,281	1,975
Common Stock	12,522	11,920	4,902	(5,460)	(4,902)	—	—	—	18,982	(4,703)
Warrants	220	—	—	105	—	—	—	—	325	105
Total assets	$2,412,644	$458,917	$(111,645)	$42,835	$(717,536)	$10,389	$29,648	$—	$2,125,252	$(6,074)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 244% and 210%.

The Company’s outstanding debt was as follows:

	September 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$1,250,000	$518,646	$731,880	$1,250,000	$249,527	$1,000,612

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, the Company had outstanding borrowings denominated in USD of $726,500 and in GBP of GBP 4,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $995,500, in CAD of CAD 150 and in GBP of GBP 4,000.

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was 6.59% and for the year ended December 31, 2024 was 7.94%. The weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2025 was $833,805 and for the year ended December 31, 2024 was $1,249,042.

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

As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Costs of $6,051 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $0 and $0.

The following table presents the summary information of the MUFG Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$—	$—	$—	$—
Facility fees	—	—	—	27
Amortization of financing costs	—	9	—	82
Total	$—	$9	$—	$109
Weighted average interest rate	—%	—%	—%	—%
Average outstanding balance	$—	$—	$—	$—

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2025, the total commitments under the JPM Revolving Credit Facility were $1,250,000. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of September 30, 2025, the Company was in compliance with these covenants.

Costs of $15,065 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $3,055 and $5,353.

The following table presents the summary information of the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$12,571	$25,045	$41,115	$79,600
Facility fees	1,400	1,543	3,865	4,260
Amortization of financing costs	783	779	2,342	2,323
Total	$14,754	$27,367	$47,322	$86,183
Weighted average interest rate	6.58%	8.16%	6.59%	8.15%
Average outstanding balance	$757,980	$1,221,035	$833,805	$1,304,347

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,100	$1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	1,664
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	4,524	4,524
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,924
Bullhorn, Inc.	601	693
Businessolver.com, Inc.	440	1,863
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	2,831	2,831
Clearcourse Partnership Acquireco Finance Limited	1,916	1,784
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,187	1,417
Diligent Corporation	10,151	10,729
Elemica Parent, Inc.	11	—
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,160	1,160
Experity, Inc.	3,023	2,505
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	2,100	2,100
Gainsight, Inc.	5,182	2,484
GHA Buyer Inc. (dba Cedar Gate)	1,749	1,749
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,645
GS AcquisitionCo, Inc. (dba Insightsoftware)	609	914
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	1,339	1,626
Honor HN Buyer, Inc	2,224	2,224
iCIMS, Inc.	1,339	1,488
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,396	1,354
NFM & J, L.P. (dba the Facilities Group)	2,269	2,696
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	3,991	3,991

	Unfunded Commitment Balances(1)
	September 30, 2025	December 31, 2024
Pioneer Buyer I, LLC	$2,518	$2,518
Pluralsight, Inc.	7,663	7,663
Riverpoint Medical, LLC	1,806	1,445
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Southeast Mechanical, LLC	1,700	170
SpendMend Holdings LLC	1,337	3,601
Streamland Media Midco LLC	274	—
Summit Buyer, LLC (dba Classic Collision)	4,902	7,864
Sundance Group Holdings, Inc. (dba NetDocuments)	5,271	4,043
Superman Holdings, LLC (dba Foundation Software)	7,913	14,221
Sweep Purchaser LLC	3,361	4,201
USN Opco LLC (dba Global Nephrology Solutions)	2,812	1,970
Volt Bidco, Inc. (dba Power Factors)	3,593	3,696
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	276	1,012
Zarya HoldCo, Inc. (dba Eptura)	8,384	8,383
Acquia, Inc.	—	851
Capitol Imaging Acquisition Corp.	—	9,170
Chronicle Bidco Inc. (dba Lexitas)	—	3,088
CivicPlus LLC	—	1,112
CorePower Yoga LLC	—	256
ESO Solutions, Inc.	—	988
Fullsteam Operations LLC	—	170
Governmentjobs.com, Inc. (dba NeoGov)	—	17,785
HealthEdge Software, Inc.	—	3,297
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	710
Kaseya Inc.	—	1,509
LS Clinical Services Holdings, Inc (dba CATO)	—	399
PDDS Holdco, Inc. (dba Planet DDS)	—	1,908
Rubrik, Inc.	—	32
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	472
Total Vision LLC	—	1,150
Wellness AcquisitionCo, Inc. (dba SPINS)	—	4,435
Total 1st Lien/Senior Secured Debt	$112,157	$169,388
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$288	$1,698
Total 1st Lien/Last-Out Unitranche	$288	$1,698
Total	$112,445	$171,086
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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2025 and 2024.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
May 7, 2025	July 2, 2025	July 31, 2025	$5.79	(1)
August 6, 2025	October 2, 2025	November 4, 2025	$6.41	(2)
For the Nine Months Ended September 30, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(3)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
August 8, 2024	October 2, 2024	November 4, 2024	$2.62

(1) $3.61 is considered a return of capital distribution.

(2) $4.33 is considered a return of capital distribution.

(3) $0.53 is considered a capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in Members’ Capital from operations	$16,298	$26,134	$65,033	$41,922
Weighted average Units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted earnings (loss) per unit	$1.18	$1.89	$4.70	$3.03

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
NAV, beginning of period	$79.27	$85.41
Net investment income	6.06	8.09
Net realized and unrealized gains (losses)(2)	(1.33)	(5.02)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	(0.03)	(0.05)
Net increase in Members’ Capital from operations(2)	$4.70	$3.02
Distributions recorded:
From net investment income	(4.55)	(5.70)
From capital gains	—	(0.52)
From return of capital	(3.61)	—
Total distributions recorded	(8.16)	(6.22)
Total increase (decrease) in Members’ Capital	$(3.46)	$(3.20)
NAV, end of period	$75.81	$82.21
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,854,750
Total return based on NAV(3)	5.93%	3.54%
Supplemental Data/Ratio:(4)
Members’ Capital, end of period	$1,050,351	$1,138,983
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.87%	1.88%
Ratio of interest and other debt expenses to average Members’ Capital	5.73%	9.81%
Ratio of incentive fees to average Members’ Capital	1.04%	0.63%
Ratio of total expenses to average Members’ Capital	8.64%	12.32%
Ratio of net investment income to average Members’ Capital	10.52%	12.96%
Portfolio turnover	3%	19%

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

On November 5, 2025, the Board of Directors declared a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2025, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). The revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”) matured on May 3, 2024 and was terminated in accordance with its terms. As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 244% and 210%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,613.19	$1,571.87	$2,032.86	$1,992.55
First Lien/Last-Out Unitranche	30.72	29.46	22.83	22.64
Second Lien/Senior Secured Debt	3.79	2.85	3.79	3.59
Unsecured Debt	6.56	6.65	15.03	14.97
Preferred Stock	16.01	22.56	25.32	34.48
Common Stock	23.52	10.20	22.91	18.47
Warrants	1.67	0.19	1.67	0.38
Total investments	$1,695.46	$1,643.78	$2,124.41	$2,087.08

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.4%	11.9%	10.8%	13.3%
First Lien/Last-Out Unitranche(2)(3)	9.8%	10.3%	13.3%	13.6%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	—	—	9.3%	9.3%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	10.0%	11.5%	10.5%	12.9%

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

The decrease in the total portfolio weighted average yield at fair value and the decrease in weighted average yield at fair value within First Lien/Senior Secured Debt were primarily due to the restructuring of Streamland Media Midco LLC.

Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was driven by the Streamland Media Midco LLC Last-Out Term Loan being placed on non-accrual status. Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the exit of CivicPlus LLC.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	61	76
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.2x	6.2x
Weighted average interest coverage(3)	1.8x	1.7x
Median EBITDA(3)	$57.18 million	$55.67 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 16.4% and 19.6% of total debt investments at fair value.

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

	As of
	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,528.92	93.0%	1,993.87	95.5%
Grade 3	88.17	5.4%	74.44	3.6%
Grade 4	26.69	1.6%	18.77	0.9%
Total Investments	$1,643.78	100.0%	$2,087.08	100.0%

The decrease in investments with a grade 2 investment performance rating was primarily driven by the exit of investments with an aggregate fair value of $411.95 million and investments with aggregate fair value of $38.51 being downgraded from a grade 2 investment rating to a grade 3 investment rating due to financial underperformance. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $12.01 million being downgraded from a grade 3 investment rating to a grade 4 investment rating due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,671.57	98.6%	$2,094.21	98.6%
Non-accrual	23.89	1.4	30.20	1.4
Total Investments	$1,695.46	100.0%	$2,124.41	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$0.82	$191.49
Unsecured Debt	—	6.56
Total	$0.82	$198.05
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$122.22	$294.52
Preferred Stock	14.26	9.74
Common Stock	2.06	4.90
Total	$138.54	$309.16
Net increase (decrease) in portfolio	$(137.72)	$(111.11)
Number of existing portfolio companies with new investment commitments	1	10
Total new investment commitment amount in existing portfolio companies	$0.82	$198.05
Weighted average remaining term for new investment commitments (in years)(2)	3.5	5.9
Percentage of new debt investment commitments at floating interest rates	—%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.8%	9.9%
Weighted average yield on new investment commitments(5)	9.8%	9.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.4%	11.5%
Weighted average yield on investments sold or repaid(7)	9.2%	10.4%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Total investment income	$49.29	$70.82	$158.19	$222.35
Net expenses	(22.63)	(37.24)	(74.20)	(110.23)
Net investment income	26.66	33.58	83.99	112.12
Net realized gain (loss) on investments	4.87	(71.69)	(4.35)	(111.65)
Net unrealized appreciation (depreciation) on investments	(15.29)	66.13	(14.35)	43.06
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.12	(1.12)	0.17	(0.93)
Income tax (provision) benefit, realized and unrealized gain/loss	(0.06)	(0.77)	(0.43)	(0.68)
Net increase in members’ capital from operations	$16.30	$26.13	$65.03	$41.92

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest income	$42.56	$62.62	$137.45	$197.14
Payment-in-kind income	5.09	5.87	16.47	18.46
Dividend income	1.26	2.02	3.22	5.54
Other income	0.38	0.31	1.05	1.21
Total investment income	$49.29	$70.82	$158.19	$222.35

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $62.62 and $197.14 million for the three and nine months ended September 30, 2024 to $42.56 million and $137.45 million for the three and nine months ended September 30, 2025. The decrease was primarily driven by the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,143.63 million as of September 30, 2024 to $1,695.46 million as of September 30, 2025.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest and other debt expenses	$14.75	$27.38	$47.32	$86.29
Management fees	4.02	4.25	12.34	13.09
Incentive fees	2.88	4.61	11.48	7.40
Professional fees	0.34	0.39	1.16	1.41
Directors’ fees	0.09	0.07	0.23	0.21
Other general and administrative expenses	0.55	0.54	1.67	1.83
Total expenses	$22.63	$37.24	$74.20	$110.23

In the table above:

•
Interest and other debt expenses decreased from $27.38 million and $86.29 million for the three and nine months ended September 30, 2024 to $14.75 million and $47.32 million for the three and nine months ended September 30, 2025. The decrease was primarily driven by the decrease in weighted average daily borrowings from $1,221.04 million and $1,304.35 million for the three and nine months ended September 30, 2024 to $757.98 million and $833.81 million for the three and nine months ended September 30, 2025.
•
Incentive Fees decreased from $4.61 million for the three months ended September 30, 2024 to $2.88 million for the three months ended September 30, 2025 and increased from $7.40 million for the nine months ended September 30, 2024 to $11.48 million for the nine months ended September 30, 2025. These movements were primarily driven by results of operations before incentive fees, which decreased from $30.74 million for the three months ended September 30, 2024 to $19.17 million for the three months ended September 30, 2025, and increased from $49.32 million for the nine months ended September 30, 2024 to $76.51 million for the nine months ended September 30, 2025.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Lobos Parent, Inc. (dba NeoGov)	$4.95	$—	$4.95	$—
Foundation Software - Class B	—	4.90	—	4.90
Other, net	(0.08)	0.84	(0.09)	1.18
Sweep Purchaser LLC	—	—	—	(15.74)
Streamland Media Midco LLC (1)	—	—	(8.88)	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	—	(0.33)	—
Thrasio, LLC	—	—	—	(24.56)
Zodiac Intermediate, LLC (dba Zipari)	—	(38.25)	—	(38.25)
Pluralsight, Inc.	—	(39.18)	—	(39.18)
Net realized gain (loss) on investments	$4.87	$(71.69)	$(4.35)	$(111.65)

(1) Formerly known as Picture Head Midco LLC.

For the three months ended September 30, 2025, net realized gains were primarily driven by the repayment of our preferred stock investment in Lobos Parent Inc. (dba Neogov) which resulted in a realized gain of $4.95 million.

For the nine months ended September 30, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Streamland Media Midco LLC in March 2025, which resulted in a realized loss of $8.88 million, partially offset by the aforementioned repayment of our preferred stock investment in Lobos Parent Inc. (dba Neogov) which resulted in net realized gains of $4.95 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Unrealized appreciation	$5.20	$80.67	$15.77	$66.68
Unrealized depreciation	(20.49)	(14.54)	(30.12)	(23.62)
Net change in unrealized appreciation (depreciation) on investments	$(15.29)	$66.13	$(14.35)	$43.06

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	($ in millions)
Portfolio Company:
Total Vision Holdings, LLC	$1.93	$1.19
Total Vision LLC	1.73	1.34
Argos Health Holdings, Inc	0.42	0.49
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	0.33	(0.43)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	0.19	0.14
BSI3 Menu Buyer, Inc (dba Kydia)	(0.04)	1.39
Thrasio, LLC	(0.08)	(2.93)
Clearcourse Partnership Acquireco Finance Limited	(0.31)	0.88
Volt Bidco, Inc. (dba Power Factors)	(0.66)	(2.56)
One GI LLC	(1.48)	(1.59)
Streamland Media Midco LLC (1)	(1.49)	5.63
Streamland Media Holdings LLC	(2.25)	(2.76)
Lobos Parent, Inc. (dba NeoGov)	(4.18)	(3.50)
Other, net (2)	(4.68)	(4.95)
Pluralsight, Inc.	(4.72)	(6.69)
Total	$(15.29)	$(14.35)

(1)
Formerly known as Picture Head Midco LLC.
(2)
Includes gross unrealized appreciation of $0.60 million and $4.71 million, and gross unrealized depreciation of $(5.28) million and $(9.66) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2025 was primarily driven by the financial underperformance of Pluralsight, Inc., Streamland Media Holdings LLC and the reversal of unrealized appreciation resulting from the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NeoGov).

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2025 was primarily driven by the financial underperformance of Pluralsight, Inc. and the reversal of unrealized appreciation resulting from the repayment of the preferred stock investment in Lobos Parent, Inc. (dba NeoGov), partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Streamland Media Midco LLC.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the Revolving Credit Facilities, as applicable) was 244% and 210%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	September 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the nine months ended September 30, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$731.88	$731.88	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2025, we had outstanding borrowings denominated in USD of $726.50 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

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

As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2025, the total commitments under the JPM Revolving Credit Facility were $1,250.00 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$112.16	$169.39
First Lien/Last-Out Unitranche	0.29	1.70
Total	$112.45	$171.09

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

RECENT DEVELOPMENTS

On November 5, 2025, our Board of Directors declared a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

As of September 30, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$38.38	$(16.63)	$21.75
Up 200 basis points	25.59	(11.09)	14.50
Up 100 basis points	12.79	(5.54)	7.25
Up 75 basis points	9.60	(4.16)	5.44
Up 50 basis points	6.40	(2.77)	3.63
Up 25 basis points	3.20	(1.39)	1.81
Down 25 basis points	(3.20)	1.39	(1.81)
Down 50 basis points	(6.40)	2.77	(3.63)
Down 75 basis points	(9.60)	4.16	(5.44)
Down 100 basis points	(12.79)	5.54	(7.25)
Down 200 basis points	(25.59)	11.09	(14.50)
Down 300 basis points	(38.20)	16.46	(21.74)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)