Form 10-K
period 2025-12-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2026-03-03
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units. As of March 3, 2026, there were 13,854,750 of the limited liability company's common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Latin America and Asia, the war between Russia and Ukraine and conflict in the Middle East;
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
•
the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

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

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2025, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	December 31, 2025
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,514.12	$1,468.49
First Lien/Last-Out Unitranche	30.82	29.48
Second Lien/Senior Secured Debt	3.79	2.53
Unsecured Debt	6.56	6.65
Preferred Stock	16.00	23.01
Common Stock	23.52	3.97
Warrants	1.67	0.22
Total investments	$1,596.48	$1,534.35

As of December 31, 2025, our portfolio consisted of 177 investments in 56 portfolio companies across 18 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2025 were Health Care Providers & Services, Software, Professional Services and Diversified Consumer Services, which represented 17.3%, 14.8%, 11.5% and 9.3%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2025 was 97.1% invested in portfolio companies organized in the United States, 2.0% in portfolio companies organized in Canada and 0.9% in portfolio companies organized in the United Kingdom.

The weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2025
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.8%	11.7%
First Lien/Last-Out Unitranche(2)(3)	9.4%	9.8%
Second Lien/Senior Secured Debt(2)	—	—
Unsecured Debt(2)	—	—
Preferred Stock(4)	—	—
Common Stock(4)	—	—
Warrants(4)	—	—
Total Portfolio	9.5%	11.4%

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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.):

December 31, 2025
Number of portfolio companies	56
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	6.0x
Weighted average interest coverage(3)	1.9x
Median EBITDA(3)	$56.84 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 15.7% of total debt investments at fair value.

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

	December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the year ended December 31, 2025.

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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 250 investment professionals across 15 cities and five continents as of December 31, 2025. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by David Miller, our Co-Chief Executive Officer, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 22 years coupled with an average tenure at Goldman Sachs of over 13 years as of December 31, 2025.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the “Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2025, our portfolio (which term does not include our investments in money market funds managed by an affiliate of GS Group Inc.) on a fair value basis, was comprised of approximately 97.8% secured debt investments (95.7% in first lien debt, 1.9% in first lien last out tranche debt and 0.2% in second lien debt), 0.4% in unsecured debt, 1.5% in preferred stock, 0.3% in common stock and 0.0% in warrants. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last-out portions of such loans, and second lien debt, unsecured debt (including mezzanine debt) and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to Unitholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common Units and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief.

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

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, Accounts, consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-By-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) or Incentive Fee (as defined below) payable to the Investment Adviser).

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

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of us for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, us or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that our Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such certain other client accounts managed by the Investment Adviser (collectively with us, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program.

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

1 As of year-end December 2025, according to the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org. This website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on this website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Competitive Advantages

GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world. Goldman Sachs, with approximately $3.6 trillion in firmwide assets under supervision as of December 31, 2025, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within GSAM, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $233 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over its nearly 30 years history of private credit investing and includes approximately 250 investment professionals across 15 cities and five continents as of December 2025. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which it invests with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that Goldman Sachs Asset Management Private Credit’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its nearly 30 years history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. Goldman Sachs Asset Management Private Credit’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through its approach to fundamental credit analysis driven by intensive investment research.
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

Our Administrator

Pursuant to our administration agreement (the “Administration Agreement”) with State Street Bank and Trust Company (in such capacity, the “Administrator”), our Administrator is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

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

For the year ended December 31, 2025, Management Fees amounted to $16.06 million. As of December 31, 2025, $3.72 million remained payable. For the year ended December 31, 2024, Management Fees amounted to $17.24 million.

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

For the year ended December 31, 2025, the Company accrued unvested Incentive Fees of $14.00 million. As of December 31, 2025, $77.98 million was payable in accordance with the terms of the Investment Advisory Agreement. For the year ended December 31, 2024, the Company accrued unvested Incentive Fees of $12.31 million.

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

For the year ended December 31, 2025, we paid our Investment Adviser a total of $16.49 million in fees (excluding fees that were accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $16.49 million in Management Fees and $0 in Incentive Fees. For the year ended December 31, 2024, we paid our Investment Adviser a total of $17.57 million in fees (excluding fees that were accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $17.57 million in Management Fees and $0 in Incentive Fees.

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

Administration Agreement

We have entered into the Administration Agreement with the Administrator, under which the Administrator is responsible for providing various accounting and administrative services to us. The Administration Agreement provides that the Administrator will not be liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us. We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. We are not obligated to retain the Administrator. The Administration Agreement is terminable by either party without penalty upon 30 days’ written notice to the other party. The terms of the Administration Agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with the Administrator in effect prior to such retention, including providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. The Unitholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company or BDC, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies or BDCs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject Unitholders to additional expenses. None of the policies described above are fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

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

Information regarding how we vote proxies relating to portfolio securities is available upon request by writing to Goldman Sachs Private Middle Market Credit II LLC, Attention: John Psyllos, Investor Relations, 200 West Street, New York, New York 10282.

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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
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

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East, Latin America and Asia (such as natural disasters, epidemics and pandemics, terrorism, military conflicts, social unrest and political instability) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

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

Although we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure you that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income, and quarterly-asset diversification requirements described below.

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

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

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

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of Unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to Unitholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt and dividends on Preferred Units that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings if there were a rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Unitholders (1)	(22.19)%	(13.25)%	(4.31)%	4.63%	13.57%

(1) Assumes (i) $1,699.47 million in total assets as of December 31, 2025, (ii) $627.89 million in outstanding indebtedness as of December 31, 2025, (iii) $950.69 million in net assets as of December 31, 2025 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.52%.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view any consideration of ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us.

Additionally, certain regulatory initiatives, including those relating to disclosure obligations, related to ESG could adversely affect our business. . We are, and our portfolio companies may be, or could in the future become subject to, the risk that similar measures might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or Standard &Poor’s Ratings Services). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

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

As of December 31, 2025, we have transitioned our investments and our Revolving Credit Facility to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark. On May 5, 2022, our MUFG Revolving Credit Facility transitioned from a LIBOR-based rate of interest to a SOFR-based rate of interest. On February 15, 2022, our JPM Revolving Credit Facility transitioned from a LIBOR-based rate of interest to a SOFR-based rate of interest. Due to these transitions, amounts drawn under either or both of our Revolving Credit Facilities may bear interest at a higher rate than they would if LIBOR had continued to be used, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

In addition, the Federal Reserve decreased the federal funds rate three times in 2025, but then decided to hold interest rates steady in January of 2026. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates and pay off their obligations more quickly than originally anticipated, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments. In periods of falling interest rates, the rate of prepayments has historically tended to increase, as borrowers are motivated to pay off debt and refinance at new lower rates.

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

For example, as of December 31, 2025, Health Care Technology, together with Health Care Providers & Services, and Health Care Equipment & Supplies, represented 27.8% of our portfolio at fair value. Our investments in Health Care Technology, Health Care Providers & Services and Health Care Equipment & Supplies are subject to a variety of risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2025, Software represented 14.8% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, Professional Services represented 11.5% of our portfolio at fair value as of December 31, 2025. Our investments in Professional Services are subject to a variety of risks, including, but not limited to the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing, each of which may impact the conduct of our portfolio companies. In addition, portfolio companies in the Professional Services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences.

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

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Investment Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

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

The distributions we pay to Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its Units and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such Units. Distributions in excess of a holder’s adjusted tax basis in its Units will constitute capital gains to such holder. Unitholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, Unitholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to Unitholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

During the period when we have elected to be treated as a RIC, we expect to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of Units being held by at least 500 persons at all times during a taxable year. However, we cannot assure investors that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. Unitholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Unitholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Unitholder. Miscellaneous itemized deductions of a U.S. Unitholder that is an individual, trust or estate are not deductible under the Code.

Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on distributions paid by us.

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

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering group, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

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

As of March 3, 2026, there were approximately 1,796 holders of record of our Units.

Sales of Unregistered Securities

We did not issue a capital drawdown for the years ended December 31, 2025 and 2024.

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

The following tables summarize the distributions declared on our Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
May 7, 2025	July 2, 2025	July 31, 2025	$5.79
August 6, 2025	October 2, 2025	November 4, 2025	$6.41	(1)
November 5, 2025	December 31, 2025	January 28, 2026	$1.81	(2)
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(3)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
August 8, 2024	October 2, 2024	November 4, 2024	$2.62
November 7, 2024	December 31, 2024	January 31, 2025	$2.32

(1) $4.23 is considered a return of capital distribution.

(2) Return of capital distribution.

(3) $0.53 is considered a capital gains distribution.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through December 31, 2025, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages”.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. Pursuant to an investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”), Company expenses borne by us in the ordinary course on an annual basis (excluding Management Fees, Incentive Fees, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to us by holders of common units of our limited liability company interests (“Units”); provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. We bear all other expenses of our operations and transactions in accordance with our Investment Advisory Agreement and Administration Agreement, including:

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). The revolving credit facility between us and MUFG Bank Ltd. (as amended, restated, supplemented or otherwise modified from time to time, the “MUFG Revolving Credit Facility”) matured on May 3, 2024 and was terminated in accordance with its terms. As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 251% and 210%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,514.12	$1,468.49	$2,032.86	$1,992.55
First Lien/Last-Out Unitranche	30.82	29.48	22.83	22.64
Second Lien/Senior Secured Debt	3.79	2.53	3.79	3.59
Unsecured Debt	6.56	6.65	15.03	14.97
Preferred Stock	16.00	23.01	25.32	34.48
Common Stock	23.52	3.97	22.91	18.47
Warrants	1.67	0.22	1.67	0.38
Total investments	$1,596.48	$1,534.35	$2,124.41	$2,087.08

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.8%	11.7%	10.8%	13.3%
First Lien/Last-Out Unitranche(2)(3)	9.4%	9.8%	13.3%	13.6%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	—	—	9.3%	9.3%
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.5%	11.4%	10.5%	12.9%

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

The decrease in the total portfolio weighted average yield at amortized cost and the decrease in weighted average yield at amortized cost within First Lien/Senior Secured Debt were primarily due to exits throughout the year. The decrease in the total portfolio weighted average yield at fair value and the decrease in weighted average yield at fair value within First Lien/Senior Secured Debt were primarily due to the restructuring of Streamland Media Midco LLC.

Within First Lien/Last-Out Unitranche, the decrease in weighted average yield at amortized cost and fair value was driven by the Streamland Media Midco LLC Last-Out Term Loan being placed on non-accrual status.

Within Unsecured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the exit of CivicPlus LLC.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	56	76
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.0x	6.2x
Weighted average interest coverage(3)	1.9x	1.7x
Median EBITDA(3)	$56.84 million	$55.67 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 15.7% and 19.6% of total debt investments at fair value.

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

	As of
	December 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,366.02	89.0%	1,993.87	95.5%
Grade 3	129.86	8.5%	74.44	3.6%
Grade 4	38.46	2.5%	18.77	0.9%
Total Investments	$1,534.34	100.0%	$2,087.08	100.0%

The increase in investments with a Grade 3 investment performance rating was primarily driven by investments with an aggregate fair value of $81.9 million being downgraded from a Grade 2 investment performance rating due to financial underperformance, partially offset by the investments with an aggregate fair value of $19.9 million being downgraded to Grade 4 due to financial underperformance. The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $19.9 million being downgraded from a Grade 3 investment performance rating due to financial underperformance as mentioned above.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,558.43	97.6%	$2,094.21	98.6%
Non-accrual	38.05	2.4%	30.20	1.4
Total Investments	$1,596.48	100.0%	$2,124.41	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Years Ended December 31,
	2025	2024
	($ in millions)
First Lien/Senior Secured Debt	$4.05	$356.34
Unsecured Debt	—	6.56
Preferred Stock	—	0.09
Total	$4.05	$362.99
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$548.55	$681.77
Preferred Stock	14.26	9.74
Common Stock	2.06	4.90
Unsecured Debt	8.63	—
Total	$573.50	$696.41
Net increase (decrease) in portfolio	$(569.45)	$(333.42)
Number of new portfolio companies with new investment commitments	—	1
Total new investment commitment amount in new portfolio companies	$—	$31.08
Average new investment commitment amount in new portfolio companies	$—	$31.08
Number of existing portfolio companies with new investment commitments	1	18
Total new investment commitment amount in existing portfolio companies	$4.05	$331.91
Weighted average remaining term for new investment commitments (in years)(2)	3.3	5.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	11.8%	10.4%
Weighted average yield on new investment commitments(5)	11.8%	10.2%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.8%	11.5%
Weighted average yield on investments sold or repaid(7)	10.5%	10.9%

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
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
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

RESULTS OF OPERATIONS

The comparison for the years ended December 31, 2024 and 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Our operating results were as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Total investment income	$201.68	$284.68
Net expenses	(93.29)	(143.42)
Net investment income	108.39	141.26
Net realized gain (loss) on investments	(4.35)	(112.07)
Net unrealized appreciation (depreciation) on investments	(24.81)	41.91
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	0.14	0.14
Income tax (provision) benefit, realized and unrealized gain/loss	(0.06)	(1.48)
Net increase in members’ capital from operations	$79.31	$69.76

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Interest income	$174.58	$249.02
Payment-in-kind income	21.53	26.57
Dividend income	4.38	7.26
Other income	1.19	1.83
Total investment income	$201.68	$284.68

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $249.02 million for the year ended December 31, 2024 to $174.58 million for the year ended December 31, 2025. The decrease was primarily driven by the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,124.41 million as of December 31, 2024 to $1,596.48 million as of December 31, 2025.

Expenses

Our expenses were as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Interest and other debt expenses	$59.23	$109.18
Management fees	16.06	17.24
Incentive fees	14.00	12.31
Professional fees	1.53	1.85
Directors’ fees	0.33	0.30
Other general and administrative expenses	2.14	2.54
Total expenses	$93.29	$143.42

In the table above:

•
Interest and other debt expenses decreased from $109.18 million for the year ended December 31, 2024 to $59.23 million for the year ended December 31, 2025. The decrease was primarily driven by the decrease in weighted average daily borrowings from $1,249.04 for the year ended December 31, 2024 to $790.46 million for year ended December 31, 2025.

•
Management Fees decreased from $17.24 million for the year ended December 31, 2024 to $16.06 million for the year ended December 31, 2025. The decrease was primarily driven by a decrease in members' capital.
•
Incentive Fees increased from $12.31 million for the year ended December 31, 2024 to $14.00 million for the year ended December 31, 2025. The increase was primarily driven by the increase in results of operations before incentive fees from $82.07 million for the year ended December 31, 2024 to $93.31 million for the year ended December 31, 2025.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Lobos Parent, Inc. (dba NeoGov)	$4.95	$—
Other, net	(0.09)	5.66
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	(0.33)	—
Streamland Media Midco LLC	(8.88)	—
Sweep Purchaser LLC	—	(15.74)
Thrasio, LLC	—	(24.56)
Zodiac Intermediate, LLC (dba Zipari)	—	(38.25)
Pluralsight, Inc.	—	(39.18)
Net realized gain (loss) on investments	$(4.35)	$(112.07)

For the year ended December 31, 2025, net realized losses were primarily driven by the restructuring of our first lien debt investment in Streamland Media Midco LLC in March 2025, which resulted in a realized loss of $8.88 million, partially offset by the realized gains attributable to the repayment of our preferred stock investment in Lobos Parent Inc. (dba Neogov) which resulted in net realized gains of $4.95 million.

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Years Ended December 31,
	2025	2024
	($ in millions)
Unrealized appreciation	$17.10	$70.98
Unrealized depreciation	(41.91)	(29.07)
Net change in unrealized appreciation (depreciation) on investments	$(24.81)	$41.91

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2025
($ in millions)
Portfolio Company:
Streamland Media Midco LLC	$5.34
BSI3 Menu Buyer, Inc (dba Kydia)	1.47
Total Vision LLC	1.34
Total Vision Holdings, LLC	1.19
Clearcourse Partnership Acquireco Finance Limited	0.90
WebPT, Inc.	(2.56)
Volt Bidco, Inc. (dba Power Factors)	(2.69)
Streamland Media Holdings LLC	(2.76)
Lobos Parent, Inc. (dba NeoGov)	(3.50)
Other, net (1)	(8.64)
Pluralsight, Inc.	(14.90)
Total	$(24.81)

(1)
Includes gross unrealized appreciation of $6.86 million and gross unrealized depreciation of $(15.50) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2025 was primarily driven by the financial underperformance of Pluralsight, Inc. and the reversal of unrealized appreciation resulting from the aforementioned repayment of the preferred stock investment in Lobos Parent, Inc. (dba NeoGov), partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring of our first lien debt investments in Streamland Media Midco LLC.

For the Year Ended December 31, 2024
($ in millions)
Portfolio Company:
Zodiac Intermediate, LLC (dba Zipari)	$19.94
Thrasio, LLC	14.94
Other, net (1)	12.97
Sweep Purchaser LLC	11.41
Pluralsight, Inc.	3.22
Governmentjobs.com, Inc. (dba NeoGov)	1.37
Total Vision LLC	(2.08)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	(2.32)
Volt Bidco, Inc. (dba Power Factors)	(3.59)
Streamland Media Midco LLC	(6.35)
Premier Imaging, LLC (dba Lucid Health)	(7.60)
Total	$41.91

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities (which includes the JPM Revolving Credit Facility and the MUFG Revolving Credit Facility (together, the “Revolving Credit Facilities”), as applicable) was 251% and 210%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	December 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the years ended December 31, 2025 and 2024.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2025:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$627.89	$627.89	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, we had outstanding borrowings denominated in USD of $622.50 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

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

As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2025, the total commitments under the JPM Revolving Credit Facility were $627.35 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2025	December 31, 2024
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$94.29	$169.39
First Lien/Last-Out Unitranche	0.21	1.70
Total	$94.50	$171.09

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in this annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period January 1, 2026 through March 31, 2026, payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

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

As of December 31, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Revolving Credit Facilities bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$35.76	$(14.39)	$21.37
Up 200 basis points	23.84	(9.59)	14.25
Up 100 basis points	11.92	(4.80)	7.12
Up 75 basis points	8.94	(3.60)	5.34
Up 50 basis points	5.96	(2.40)	3.56
Up 25 basis points	2.98	(1.20)	1.78
Down 25 basis points	(2.98)	1.20	(1.78)
Down 50 basis points	(5.96)	2.40	(3.56)
Down 75 basis points	(8.94)	3.60	(5.34)
Down 100 basis points	(11.92)	4.80	(7.12)
Down 200 basis points	(23.84)	9.59	(14.25)
Down 300 basis points	(32.60)	14.39	(18.21)

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Goldman Sachs Private Middle Market Credit II LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Goldman Sachs Private Middle Market Credit II LLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its members’ capital and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the agent banks, portfolio company investees and transfer agent; when replies were not received from portfolio company investees, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2026

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,517,244 and $2,045,971)	$1,467,569	$2,006,266
Non-controlled affiliated investments (cost of $79,234 and $78,439)	66,776	80,815
Total investments, at fair value (cost of $1,596,478 and $2,124,410)	$1,534,345	$2,087,081
Investments in affiliated money market fund (cost of $124,974 and $84,647)	124,974	84,647
Cash	22,089	27,340
Interest and dividends receivable	15,285	17,732
Deferred financing costs	2,272	5,353
Other assets	508	564
Total assets	$1,699,473	$2,222,717
Liabilities
Debt	$627,892	$1,000,612
Interest and other debt expenses payable	10,795	19,968
Management fees payable	3,716	4,153
Incentive fees payable	77,983	63,988
Distribution payable	25,077	32,132
Accrued expenses and other liabilities	3,318	3,535
Total liabilities	$748,781	$1,124,388
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of December 31, 2025 and December 31, 2024)	1,263,120	1,313,752
Distributable earnings (loss)	(312,428)	(215,423)
Total members’ capital	$950,692	$1,098,329
Total liabilities and members’ capital	$1,699,473	$2,222,717
Net asset value per unit	$68.62	$79.27

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$171,688	$246,593	292,764
Payment-in-kind income	19,253	26,284	24,064
Other income	1,139	1,801	2,956
From non-controlled affiliated investments:
Dividend income	4,382	7,260	7,605
Interest income	2,889	2,429	1,305
Payment-in-kind income	2,279	290	—
Other income	52	26	37
Total investment income	$201,682	$284,683	$328,731
Expenses:
Interest and other debt expenses	$59,229	$109,177	$124,866
Management fees	16,058	17,239	18,451
Incentive fees	13,995	12,311	18,566
Professional fees	1,538	1,851	1,750
Directors’ fees	331	295	294
Other general and administrative expenses	2,145	2,543	2,895
Total expenses	$93,296	$143,416	$166,822
Net investment income	$108,386	$141,267	$161,909
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(4,354)	$(112,068)	$(29,772)
Foreign currency and other transactions	516	(723)	1,255
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(9,970)	40,456	(25,657)
Non-controlled affiliated investments	(14,834)	1,451	793
Foreign currency translations	(377)	862	(2,254)
Net realized and unrealized gains (losses)	$(29,019)	$(70,022)	$(55,635)
(Provision) benefit for taxes on realized gain/loss on investments	$(56)	$(1,818)	$(1,119)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	—	331	54
Net increase in members’ capital from operations	$79,311	$69,758	$105,209
Weighted average units outstanding	13,854,750	13,854,750	13,789,367
Basic and diluted net investment income per unit	$7.82	$10.20	$11.74
Basic and diluted earnings (loss) per unit	$5.72	$5.03	$7.63

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2025	2024	2023

Members’ capital at beginning of period	$1,098,329	$1,183,278	$1,240,510
Increase in members’ capital from operations:
Net investment income	$108,386	$141,267	$161,909
Net realized gain (loss)	(3,838)	(112,791)	(28,517)
Net change in unrealized appreciation (depreciation)	(25,181)	42,769	(27,118)
(Provision) benefit for taxes on realized gain/loss on investments	(56)	(1,818)	(1,119)
(Provision) benefit for unrealized appreciation/depreciation on investments	—	331	54
Net increase in members’ capital from operations	$79,311	$69,758	$105,209
Distributions to unitholders from:
Distributable earnings	$(143,212)	$(147,398)	$(177,199)
Capital gains	—	(7,309)	—
Return of capital	(83,736)	—	—
Total distributions to unitholders	$(226,948)	$(154,707)	$(177,199)
Capital transactions:
Issuance of units	$—	$—	$14,758
Net increase in members’ capital from capital transactions	$—	$—	$14,758
Total increase in members’ capital	$(147,637)	$(84,949)	$(57,232)
Members’ capital at end of period	$950,692	$1,098,329	$1,183,278
Distributions per unit	$16.38	$11.16	$12.83

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Years Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net increase in members’ capital from operations:	$79,311	$69,758	$105,209
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(51,982)	(264,960)	(185,802)
Payment-in-kind interest capitalized	(21,489)	(30,199)	(22,992)
Investments in affiliated money market fund, net	(40,327)	171,177	(133,325)
Proceeds from sales of investments and principal repayments	606,581	627,329	339,330
Net realized (gain) loss on investments	4,354	112,068	29,772
Net change in unrealized (appreciation) depreciation on investments	24,804	(41,907)	24,864
Net change in unrealized (appreciation) depreciation on foreign currency transactions	(28)	78	(58)
Amortization of premium and accretion of discount, net	(9,532)	(12,652)	(13,735)
Amortization of deferred financing costs	3,125	3,191	3,387
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	2,447	8,463	6,568
(Increase) decrease in other assets	56	(223)	2,339
Increase (decrease) in interest and other debt expenses payable	(9,173)	(11,305)	7,157
Increase (decrease) in management fees payable	(437)	(335)	(110)
Increase (decrease) in incentive fees payable	13,995	12,311	18,566
Increase (decrease) in accrued expenses and other liabilities	(217)	301	(1,177)
Net cash provided by (used for) operating activities	$601,488	$643,095	$179,993
Cash flows from financing activities:
Proceeds from issuance of common units	$—	$—	$14,758
Distributions paid	$(234,003)	$(173,244)	(204,598)
Financing costs paid	(44)	(90)	(4,627)
Borrowings on debt	—	—	81,815
Repayments of debt	(372,720)	(465,651)	(80,748)
Net cash provided by (used for) financing activities	$(606,767)	$(638,985)	$(193,400)
Net increase (decrease) in cash	$(5,279)	$4,110	$(13,407)
Effect of foreign exchange rate changes on cash	28	(78)	58
Cash, beginning of period	27,340	23,308	36,657
Cash, end of period	$22,089	$27,340	$23,308
Supplemental and non-cash activities
Interest expense paid	$59,470	$111,150	$112,188
Accrued but unpaid distributions	$25,077	$32,132	$50,669
Exchange of investments	$15,956	$207,292	$25,934

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Debt Investments - 158.5%
Canada - 3.1%
1st Lien/Senior Secured Debt - 3.1%
Everest Clinical Research Corporation	Professional Services	8.32%	S + 4.50%	11/06/28		$4,402	$4,377	$4,380	(6) (7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.32%	S + 4.50%	11/06/28		6,608	6,586	6,574	(6) (7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	11/06/28		1,160	(5)	(6)	(6) (7) (8) (9) (10)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.22%	S + 6.25%	05/25/27		19,155	19,050	19,059	(6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(15)	(15)	(6) (8) (9) (10)
Total 1st Lien/Senior Secured Debt							29,993	29,992
Total Canada							$29,993	$29,992
United Kingdom - 1.5%
1st Lien/Senior Secured Debt - 1.5%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	6,923	$8,376	$9,052	(6) (7) (8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.47%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	4,087	5,094	5,344	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							13,470	14,396
Total United Kingdom							$13,470	$14,396
United States - 153.9%
1st Lien/Senior Secured Debt - 149.8%
Thrasio, LLC	Broadline Retail		S + 10.00% PIK	06/18/29		$16,346	$11,402	$12,300	(6) (7) (8) (11) (12)
Thrasio, LLC	Broadline Retail	13.84%	S + 10.00% PIK	06/18/29		5,308	5,300	5,255	(6) (8) (11)
Elemica Parent, Inc.	Chemicals	9.52%	S + 5.50%	09/18/26		3,392	3,383	3,358	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.49%	S + 5.50%	09/18/26		1,329	1,324	1,316	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.56%	S + 5.50%	09/18/26		663	661	656	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.56%	S + 5.50%	09/18/26		497	495	492	(6) (7) (8)
Elemica Parent, Inc.	Chemicals	9.50%	S + 5.50%	09/18/26		470	437	434	(6) (7) (8) (10)
3SI Security Systems, Inc.	Commercial Services & Supplies	10.59%	S + 6.50%	12/16/26		1,852	1,837	1,574	(7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.58%	S + 5.75% PIK	06/30/27		20,242	20,160	20,039	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.58%	S + 5.75%	06/30/27		9,452	9,429	9,405	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.42%	S + 5.75%	06/30/27		4,201	823	819	(6) (8) (10)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.34%	S + 5.25%	06/29/27		28,730	28,606	28,586	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		858	(3)	(4)	(6) (7) (8) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		29,976	29,848	29,826	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.17%	S + 4.50%	08/29/31		9,784	9,723	9,736	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(18)	(22)	(6) (7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		12,702	12,536	12,575	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		4,264	4,206	4,222	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		4,237	4,181	4,194	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		2,374	2,338	2,350	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29		2,100	(25)	(21)	(6) (7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.07%	S + 5.25%	12/21/29		1,716	1,683	1,699	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.77%	S + 6.00%	12/15/26		17,021	16,963	16,510	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.52%	S + 5.75%	12/15/26	$14,257	$14,228	$13,794	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.77%	S + 6.00%	12/15/26	13,063	13,035	12,671	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.77%	S + 6.00%	12/15/26	7,057	7,028	6,846	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.72%	S + 6.00%	12/15/26	2,263	972	911	(6) (8) (10)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.92%	S + 5.25%	10/19/27	39,908	39,629	39,908	(6) (7) (8)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.92%	S + 5.25%	10/19/27	7,982	7,922	7,982	(6) (7) (8)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	3,991	(24)	—	(6) (8) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	9,554	9,487	9,482	(6) (7) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services	9.83%	S + 6.00%	07/06/27	6,715	6,661	6,665	(6) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(11)	(13)	(6) (8) (10) (11)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.79%	S + 6.00%	12/31/27	25,500	25,306	25,372	(6) (7) (8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	2,831	(19)	(14)	(6) (7) (8) (10)
Streamland Media Midco LLC	Entertainment	9.43%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	7,632	7,516	7,250	(6) (7) (8)
Streamland Media Midco LLC	Entertainment	8.70%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,078	1,077	1,023	(6) (7) (8) (10)
Streamland Media Midco LLC	Entertainment	8.43%	S + 4.50%	04/02/29	838	563	563	(6) (7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	21,631	21,462	21,523	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(14)	(14)	(6) (7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	943	932	939	(6) (7) (8)
Aria Systems, LLC	Financial Services	11.83%	S + 8.00%	06/30/26	24,143	24,091	24,022	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	01/25/28	48,084	47,754	47,723	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.83%	S + 6.00%	01/25/28	1,924	309	306	(6) (8) (10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.92%	S + 5.25%	05/25/28	22,150	22,033	21,485	(6) (7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.92%	S + 5.25%	05/25/28	914	333	311	(6) (7) (10)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	18,593	18,427	16,919	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.17%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	3,905	3,868	3,553	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.85%	S + 6.00%	12/06/27	8,314	8,293	8,043	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27	6,045	6,041	5,803	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27	2,866	2,861	2,751	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27	2,845	2,841	2,731	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27	2,606	2,605	2,502	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.32%	S + 5.50%	12/06/27	1,365	1,364	1,310	(6) (7) (8) (13)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.17%	S + 4.50%	06/21/27	12,531	12,476	12,437	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.17%	S + 4.50%	06/21/27	8,872	8,840	8,806	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.17%	S + 4.50%	06/21/27	4,383	4,347	4,350	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.50%	06/21/27	1,806	(6)	(14)	(6) (7) (8) (10)
Argos Health Holdings, Inc	Health Care Providers & Services	8.88%	S + 5.00%	12/03/29	19,152	18,957	18,961	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	19,261	19,261	16,083	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,871	4,871	4,068	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	1,877	1,877	1,568	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.43%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	318	318	265	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.72%	S + 5.00%	08/07/31	9,482	9,417	9,387	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	$821	$(10)	$(8)	(6) (7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	366	(7)	(4)	(6) (7) (8) (10)
CORA Health Holdings Corp	Health Care Providers & Services	9.72%	S + 5.75%	06/15/27	20,390	20,312	17,586	(6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	9.72%	S + 5.75%	06/15/27	337	336	291	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.52%	S + 5.75%	08/28/28	18,823	18,659	17,411	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.52%	S + 5.75%	08/28/28	1,981	1,965	1,833	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.52%	S + 5.75%	08/26/27	1,552	1,543	1,436	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.57%	S + 5.75%	10/15/27	21,212	21,066	21,159	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.57%	S + 5.75%	10/15/27	19,139	18,965	19,091	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.57%	S + 5.75%	10/15/27	13,415	13,314	13,382	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.50%	P + 4.75%	10/15/27	2,542	302	311	(6) (8) (10)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	20,336	20,336	18,506	(6) (7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	9,995	9,994	9,095	(6) (7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	8,455	8,455	7,694	(6) (7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	5,486	5,486	4,992	(6) (7) (8) (14)
One GI LLC	Health Care Providers & Services	10.57%	S + 6.75%	12/22/25	3,246	3,246	2,954	(6) (7) (8) (14)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	19,125	19,125	14,296	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	12,503	12,503	9,346	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	5,294	5,294	3,957	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.93%	S + 6.00% (Incl. 3.27% PIK)	03/31/26	3,354	3,354	2,507	(6) (7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	11,843	11,759	11,784	(6) (7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	3,259	3,235	3,243	(6) (7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.82%	S + 5.00%	03/01/28	1,605	256	260	(6) (7) (8) (10)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.49%	S + 5.50%	12/21/26	19,425	19,351	19,134	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.49%	S + 5.50%	12/21/26	8,400	8,373	8,274	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.49%	S + 5.50%	12/21/26	6,752	6,734	6,651	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	2,812	(10)	(42)	(6) (8) (10)
ESO Solutions, Inc.	Health Care Technology	10.58%	S + 6.75%	05/03/27	36,294	36,101	36,113	(6) (7) (8)
ESO Solutions, Inc.	Health Care Technology	10.54%	S + 6.75%	05/03/27	3,292	2,948	2,947	(6) (7) (8) (10)
Experity, Inc.	Health Care Technology	8.67%	S + 5.00% (Incl. 2.25% PIK)	02/22/30	22,412	22,253	22,244	(6) (7) (8)
Experity, Inc.	Health Care Technology		S + 5.00% (Incl. 2.25% PIK)	02/22/30	3,023	(20)	(23)	(6) (7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	11,044	10,924	10,934	(6) (7) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,396	(12)	(14)	(6) (7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.99%	S + 5.00%	05/11/29	1,118	1,105	1,107	(6) (7) (8)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	10,128	6,057	6,761	(6) (7) (8) (11) (12)
WebPT, Inc.	Health Care Technology	10.17%	S + 6.25%	01/18/28	12,606	12,455	10,967	(6) (7) (8)
WebPT, Inc.	Health Care Technology	10.17%	S + 6.25%	01/18/28	12,340	12,267	10,736	(6) (7) (8)
WebPT, Inc.	Health Care Technology	10.26%	S + 6.25%	01/18/28	2,146	1,859	1,591	(6) (7) (8) (10)
WebPT, Inc.	Health Care Technology	10.18%	S + 6.25%	01/18/28	1,799	1,787	1,565	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	35,499	35,290	32,659	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	6,771	6,771	6,229	(6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	$4,172	$3,922	$3,589	(6) (8) (10)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers		S + 6.50% PIK	08/11/27	3,343	(20)	(267)	(6) (8) (10)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	10.92%	S + 7.25% (Incl. 6.25% PIK)	12/17/29	17,444	17,304	13,607	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	10.92%	S + 7.25% (Incl. 6.25% PIK)	06/18/29	1,889	1,875	1,473	(6) (7) (8)
Diligent Corporation	Professional Services	8.82%	S + 5.00%	08/02/30	52,988	52,673	52,590	(6) (7) (8)
Diligent Corporation	Professional Services	8.82%	S + 5.00%	08/02/30	9,084	9,030	9,015	(6) (7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(30)	(41)	(6) (7) (8) (10)
Diligent Corporation	Professional Services	8.76%	S + 5.00%	08/02/30	5,255	1,206	1,196	(6) (7) (8) (10)
iCIMS, Inc.	Professional Services	9.61%	S + 5.75%	08/18/28	21,171	21,003	20,218	(6) (7) (8)
iCIMS, Inc.	Professional Services	9.59%	S + 5.75%	08/18/28	1,860	488	418	(6) (7) (8) (10)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.67%	S + 5.75%	11/30/27	15,172	15,057	15,096	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.69%	S + 5.75%	11/30/27	14,925	14,826	14,850	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/27	2,696	993	998	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	15,293	14,160	11,775	(6) (7) (8) (11) (12)
Pluralsight, Inc.	Professional Services	8.32%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,884	8,816	8,795	(6) (7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(55)	(6) (7) (8) (10) (11)
Pluralsight, Inc.	Professional Services	8.32%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,442	4,442	4,398	(6) (7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(22)	(6) (7) (8) (10) (11)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.59%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	34,273	34,058	31,874	(6) (7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.51%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,991	10,938	10,222	(6) (7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.59%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,513	10,468	9,777	(6) (7) (8) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.32%	S + 6.50%	07/01/27	79,136	79,136	78,344	(6) (7) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development		S + 6.50%	07/01/27	8,383	—	(84)	(6) (8) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.32%	S + 6.50%	07/01/27	2,035	2,015	2,015	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	10.29%	S + 6.00%	03/10/27	2,565	2,550	2,340	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,100	(6)	(96)	(6) (7) (8) (10)
Acquia, Inc.	Software	9.59%	S + 5.50%	10/30/26	24,940	24,860	24,691	(6) (7) (8)
Acquia, Inc.	Software	9.61%	S + 5.50%	10/30/26	1,933	1,927	1,914	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.99%	S + 7.00%	12/31/26	35,280	35,135	34,574	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.99%	S + 8.00%	12/31/26	5,900	5,900	5,841	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.05%	S + 7.00%	12/31/26	4,160	3,314	3,245	(6) (7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.99%	S + 8.00%	12/31/26	2,127	2,127	2,105	(6) (7) (8)
CloudBees, Inc.	Software	10.83%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	14,336	14,157	14,336	(6) (7) (8)
CloudBees, Inc.	Software	10.83%	S + 7.00% (Incl. 2.50% PIK)	11/24/26	6,125	6,045	6,125	(6) (7) (8)
Gainsight, Inc.	Software	9.72%	S + 5.75%	07/30/27	26,421	26,291	26,157	(6) (7) (8)
Gainsight, Inc.	Software		S + 5.75%	07/30/27	5,182	(23)	(52)	(6) (7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.34%	S + 5.50% (Incl. 2.00% PIK)	01/17/31	11,915	11,825	11,915	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.84%	S + 5.00% (Incl. 2.00% PIK)	01/17/31	1,765	1,749	1,730	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31	1,645	(12)	(4)	(6) (7) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.17%	S + 4.50%	07/02/29	51,117	50,626	50,606	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.17%	S + 4.50%	07/02/29	6,866	1,237	1,221	(6) (7) (8) (10)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date(4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.67%	S + 5.00%		06/02/31	$16,903	$16,762	$16,903	(6) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.69%	S + 5.00%		06/02/31	9,266	7,547	7,616	(6) (7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%		05/31/30	2,178	513	529	(6) (7) (8) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%		10/07/30	19,490	19,120	19,295	(6) (7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%		10/07/30	10,925	10,713	10,815	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							1,470,655	1,424,099
1st Lien/Last-Out Unitranche (15) - 3.1%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$7,389	$6,428	$5,099	(6) (7) (8) (12)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	17,879	17,648	17,700	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	6,958	6,745	6,675	(6) (8) (10)
Total 1st Lien/Last-Out Unitranche							30,821	29,474
2nd Lien/Senior Secured Debt - 0.3%
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	$14,704	$—	$—	(6) (7) (8) (16)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,052	3,789	2,526	(6) (7) (8) (16)
Total 2nd Lien/Senior Secured Debt							3,789	2,526
Unsecured Debt - 0.7%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	$7,649	$6,558	$6,654	(7) (8) (16)
Total Unsecured Debt							6,558	6,654
Total United States							$1,511,823	$1,462,753
Total Debt Investments							$1,555,286	$1,507,141

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date(4)	Shares (5)	Cost	Fair Value	Footnotes
Equity Securities - 2.9%
United States - 2.9%
Common Stock - 0.4%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(6) (8) (11) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,435	(6) (8) (11) (16)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,751	(6) (8) (16)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	—	(6) (8) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(6) (8) (11) (16)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	724	(6) (8) (16)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	—	(6) (8) (11) (16)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	64	(6) (8) (16)
Total Common Stock				23,521	3,974
Preferred Stock - 2.4%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	$92	$116	(6) (8) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(6) (8) (11) (16) (17)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	7,016	(6) (8) (16)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	15,875	(6) (8) (16)

Total Preferred Stock				16,005	23,007
Warrants - 0.1%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$223	(6) (8) (16)
Total Warrants				1,666	223
Total United States				$41,192	$27,204
Total Equity Securities				$41,192	$27,204
Total Investments - 161.4%				$1,596,478	$1,534,345
Investments in Affiliated Money Market Fund - 13.1%
United States - 13.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares			124,973,865	$124,974	$124,974	(7) (18) (19)
Total Investments in Affiliated Money Market Fund				124,974	124,974
Total United States				$124,974	$124,974
Total Investments and Investments in Affiliated Money Market Fund - 174.5%				$1,721,452	$1,659,319

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor.Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2025, 1 month S was 3.69%, 3 month S was 3.65%, 6 month S was 3.57%, 3 month SN was 3.73%, and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(4)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of
December 31, 2025, the aggregate fair value of these securities is $33,858 or 3.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(5)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in
U.S. Dollars ("$" or USD"), unless otherwise noted as Great British Pounds (“GBP”).
(6)
Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange
Commission ("SEC"). See Note 3 “Significant Agreements and Related Party Transactions”.
(7)
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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these securities is $96,261 or 5.7% of the Company’s total assets.
(10)
Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on such loan. The negative fair value, if applicable, is the result of the capitalized discount on such loan. See Note 7 "Commitments and Contingencies".
(11)
As defined in the Investment Company Act, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.
(12)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(13)
The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies."
(14)
The Company is in discussions with the investment to extend the maturity date through an amendment.
(15)
In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion.
(16)
Non-income producing security.
(17)
Amount rounds to less than $1.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(19)
The annualized seven-day yield as of December 31, 2025 is 3.67%.

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

	For the Years Ended December 31,
	2025	2024	2023
Prepayment premiums	$348	$504	$13
Accelerated amortization of upfront loan origination fees and unamortized discounts	$4,390	$5,119	$4,626

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.4% and 2.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2024, the Company had certain investments held in three portfolio companies on non-accrual status, which represented 1.4% and 1.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a "Custodian"). As of December 31, 2025 and December 31, 2024, the Company held $22,089 and $27,340 in cash. Foreign currency of $557 and $702 (acquisition cost of $559 and $732) is included in cash as of December 31, 2025 and December 31, 2024.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operation or cash flows.

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

For the years ended December 31, 2025, 2024 and 2023, Management Fees amounted to $16,058, $17,239 and $18,451. As of December 31, 2025, $3,716 remained payable.

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued unvested Incentive Fees of $13,995, $12,311 and $18,566. As of December 31, 2025, $77,983 was payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the years ended December 31, 2025, 2024 and 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement (the “Administration Agreement”) with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines to be commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations as Other general and administrative expenses.

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,291, $1,457 and $1,648. As of December 31, 2025, $315 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations as Other general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses for services provided by the Transfer Agent of $131, $123 and $121. As of December 31, 2025, $38 remained payable.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$84,647	$998,921	$(958,594)	$—	$—	$124,974	$4,382
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	19,452	81	(1,697)	—	(267)	17,569	1,848
MedeAnalytics Group Holdings, LLC	6,680	—	—	—	81	6,761	—
Pluralsight, Inc.	38,218	1,636	(66)	—	(14,897)	24,891	2,653
Thrasio Holdings, Inc.	16,465	841	—	—	249	17,555	719
Total Non-Controlled Affiliates	$165,462	$1,001,479	$(960,357)	$—	$(14,834)	$191,750	$9,602
For the Year Ended December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$255,824	$1,068,974	$(1,240,151)	$—	$—	$84,647	$7,260
Southeast Mechanical, LLC (dba. SEM Holdings, LLC)	14,794	5,224	(542)	—	(24)	19,452	1,906
MedeAnalytics, Inc.	6,277	—	(18)	—	421	6,680	—
Pluralsight, Inc.	—	37,768	—	—	450	38,218	474
Thrasio, LLC	—	15,861	—	—	604	16,465	365
Total Non-Controlled Affiliates	$276,895	$1,127,827	$(1,240,711)	$—	$1,451	$165,462	$10,005

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2025 and December 31, 2024, there were $1,147 and $19 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	December 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,514,118	$1,468,487	$2,032,863	$1,992,547
1st Lien/Last-Out Unitranche	30,821	29,474	22,830	22,642
2nd Lien/Senior Secured Debt	3,789	2,526	3,789	3,587
Unsecured Debt	6,558	6,654	15,031	14,969
Preferred Stock	16,005	23,007	25,315	34,482
Common Stock	23,521	3,974	22,916	18,475
Warrants	1,666	223	1,666	379
Total investments	$1,596,478	$1,534,345	$2,124,410	$2,087,081

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	December 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	17.3%	27.9%	18.1%	34.5%
Software	14.8	23.9	18.4	35.0
Professional Services	11.5	18.5	11.9	22.6
Diversified Consumer Services	9.3	15.1	7.7	14.6
Financial Services	8.9	14.4	6.8	12.9
Real Estate Mgmt. & Development	8.6	13.9	7.1	13.4
Health Care Technology	7.3	11.7	10.2	19.4
Commercial Services & Supplies	4.1	6.6	3.0	5.6
Health Care Equipment & Supplies	3.2	5.1	2.4	4.6
Independent Power and Renewable Electricity Producers	2.8	4.5	1.9	3.7
Construction & Engineering	2.6	4.2	1.4	2.7
Entertainment	2.6	4.1	2.0	3.8
Trading Companies & Distributors	2.0	3.2	1.5	2.8
Specialty Retail	1.6	2.6	1.0	1.9
Broadline Retail	1.1	1.9	0.8	1.5
Pharmaceuticals	1.0	1.6	0.7	1.4
IT Services	0.9	1.5	2.5	4.7
Chemicals	0.4	0.7	1.0	1.9
Hotels, Restaurants & Leisure	—	—	1.6	3.0
Total	100.0%	161.4%	100.0%	190.0%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	December 31, 2025	December 31, 2024
United States	97.1%	97.9%
Canada	2.0	1.5
United Kingdom	0.9	0.6
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and December 31, 2024. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,380,870	Discounted cash flows	Discount Rate	8.2% - 20.3%	11.1%
	$46,760	Comparable multiples	EV/EBITDA(6)	4.8x - 8.2x	7.6x
	$6,761	Comparable multiples	EV/Revenue	—	0.3x
	$12,300	Collateral analysis	Recovery Rate	—	75.3%
1st Lien/Last-Out Unitranche	$24,375	Discounted cash flows	Discount Rate	—	11.3%
	$5,099	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$2,526	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	14.7%
Equity
Preferred Stock	$7,132	Comparable multiples	EV/EBITDA(6)	13.0x - 20.0x	19.9x
	$15,875	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$3,250	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	11.3x
	$724	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$223	Comparable multiples	EV/Revenue	—	3.9x
As of December 31, 2024
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,896,625	Discounted cash flows	Discount Rate	8.3% - 33.0%	11.6%
	$18,734	Comparable multiples	EV/Revenue	0.4x - 1.0x	0.8x
	$181	Collateral analysis	Recovery Rate	—	17.5%
1st Lien/Last-Out Unitranche	$22,642	Discounted cash flows	Discount Rate	—	12.2%
2nd Lien/Senior Secured Debt	$3,587	Comparable multiples	EV/EBITDA(6)	—	9.5x
Unsecured Debt	$14,969	Discounted cash flows	Discount Rate	10.8% - 17.3%	14.5%
Equity
Preferred Stock	$19,231	Comparable multiples	EV/EBITDA(6)	13.5x - 20.8x	20.5x
	$15,251	Comparable multiples	EV/Revenue	—	4.2x
Common Stock	$4,382	Comparable multiples	EV/EBITDA(6)	7.0x - 13.5x	10.6x
	$14,093	Comparable multiples	EV/Revenue	1.5x - 10.0x	2.7x
Warrants	$379	Comparable multiples	EV/Revenue	—	4.2x

(1)
As of December 31, 2025, included within Level 3 assets of $1,534,345 is an amount of $21,796 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $1,411,899 or 93.7% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
As of December 31, 2024, included within Level 3 assets of $2,071,217 is an amount of $61,143 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $1,934,236 or 95.9% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	December 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,468,487	$1,468,487	$—	$15,864	$1,976,683	$1,992,547
1st Lien/Last-Out Unitranche	—	—	29,474	29,474	—	—	22,642	22,642
2nd Lien/Senior Secured Debt	—	—	2,526	2,526	—	—	3,587	3,587
Unsecured Debt	—	—	6,654	6,654	—	—	14,969	14,969
Preferred Stock	—	—	23,007	23,007	—	—	34,482	34,482
Common Stock	—	—	3,974	3,974	—	—	18,475	18,475
Warrants	—	—	223	223	—	—	379	379
Investments in Affiliated Money Market Fund	124,974	—	—	124,974	84,647	—	—	84,647
Total	$124,974	$—	$1,534,345	$1,659,319	$84,647	$15,864	$2,071,217	$2,171,728

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2025
1st Lien/Senior Secured Debt	$1,976,683	$78,761	$(9,219)	$(5,253)	$(581,683)	$9,198	$—	$—	$1,468,487	$(13,557)
1st Lien/Last-Out Unitranche	22,642	7,911	—	(1,160)	1	80	—	—	29,474	(1,159)
2nd Lien/Senior Secured Debt	3,587	—	—	(1,061)	—	—	—	—	2,526	(1,061)
Unsecured Debt	14,969	—	—	158	(8,626)	153	—	—	6,654	96
Preferred Stock	34,482	—	4,951	(2,165)	(14,261)	—	—	—	23,007	1,335
Common Stock	18,475	2,755	(86)	(15,105)	(2,065)	—	—	—	3,974	(16,300)
Warrants	379	—	—	(156)	—	—	—	—	223	(156)
Total assets	$2,071,217	$89,427	$(4,354)	$(24,742)	$(606,634)	$9,431	$—	$—	$1,534,345	$(30,802)
For the Year Ended December 31, 2024
1st Lien/Senior Secured Debt	$2,332,364	$475,507	$(117,724)	$44,296	$(770,083)	$12,323	$—	$—	$1,976,683	$(7,049)
1st Lien/Last-Out Unitranche	20,410	2,108	—	52	—	72	—	—	22,642	52
2nd Lien/Senior Secured Debt	—	3,789	—	(202)	—	—	—	—	3,587	(202)
Unsecured Debt	6,566	8,450	—	(56)	—	9	—	—	14,969	(56)
Preferred Stock	40,562	91	778	2,793	(9,742)	—	—	—	34,482	3,085
Common Stock	12,522	11,920	4,902	(5,967)	(4,902)	—	—	—	18,475	(5,210)
Warrants	220	—	—	159	—	—	—	—	379	159
Total assets	$2,412,644	$501,865	$(112,044)	$41,075	$(784,727)	$12,404	$—	$—	$2,071,217	$(9,221)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2025 and December 31, 2024, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 251% and 210%.

The Company’s outstanding debt was as follows:

	December 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$627,354	$—	$627,892	$1,250,000	$249,527	$1,000,612

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $622,500 and in GBP of GBP 4,000. As of December 31, 2024, the Company had outstanding borrowings denominated in USD of $995,500, in CAD of CAD 150 and in GBP of GBP 4,000.

The weighted average interest rates of the aggregate borrowings outstanding for the year ended December 31, 2025 and 2024 were 6.52% and 7.94%. The weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2025 and 2024 was $790,456 and $1,249,042.

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

As of December 31, 2025 and December 31, 2024, there were no amounts outstanding under the MUFG Revolving Credit Facility.

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

Costs of $6,051 were incurred in connection with obtaining and amending the MUFG Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the MUFG Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $0 and $0.

The following table presents summary information regarding the MUFG Revolving Credit Facility:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$—	$—	$1,787
Facility fees	—	27	184
Amortization of financing costs	—	87	669
Total	$—	$114	$2,640
Weighted average interest rate	—%	—%	7.63%
Average outstanding balance	$—	$—	$23,422

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of December 31, 2025, the total commitments under the JPM Revolving Credit Facility were $627,354. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of December 31, 2025, the Company was not in compliance with certain of these covenants. As of the date of this report, the Company is in compliance with all of these covenants.

Costs of $15,065 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $2,272 and $5,353.

The following table presents summary information regarding the JPM Revolving Credit Facility:

	For the Years Ended December 31,
	2025	2024	2023
Borrowing interest expense	$51,574	$99,156	$116,779
Facility fees	4,530	6,803	2,729
Amortization of financing costs	3,125	3,104	2,718
Total	$59,229	$109,063	$122,226
Weighted average interest rate	6.52%	7.94%	7.97%
Average outstanding balance	$790,456	$1,249,042	$1,465,750

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,100	$1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	1,664
BSI3 Menu Buyer, Inc (dba Kydia)	1,603	1,924
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	2,831	2,831
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,187	1,417
Diligent Corporation	9,494	10,729
Elemica Parent, Inc.	31	—
ESO Solutions, Inc.	329	988
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,160	1,160
Experity, Inc.	3,023	2,505
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	2,100	2,100
Gainsight, Inc.	5,182	2,484
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,645
GS AcquisitionCo, Inc. (dba Insightsoftware)	575	914
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	1,284	1,626
Honor HN Buyer, Inc	2,224	2,224
iCIMS, Inc.	1,358	1,488
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,396	1,354
NFM & J, L.P. (dba the Facilities Group)	1,685	2,696
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	3,991	3,991
Pluralsight, Inc.	7,663	7,663
Riverpoint Medical, LLC	1,806	1,445
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Southeast Mechanical, LLC	1,700	170
SpendMend Holdings LLC	1,338	3,601
Streamland Media Midco LLC	275	—
Summit Buyer, LLC (dba Classic Collision)	3,299	7,864
Sundance Group Holdings, Inc. (dba NetDocuments)	5,576	4,043
Superman Holdings, LLC (dba Foundation Software)	4,365	14,221
Sweep Purchaser LLC	3,361	4,201
USN Opco LLC (dba Global Nephrology Solutions)	2,812	1,970
Volt Bidco, Inc. (dba Power Factors)	3,593	3,696
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	276	1,012
Zarya HoldCo, Inc. (dba Eptura)	8,383	8,383
Acquia, Inc.	—	851
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	—	4,524
Bullhorn, Inc.	—	693
Businessolver.com, Inc.	—	1,863
Capitol Imaging Acquisition Corp.	—	9,170
Chronicle Bidco Inc. (dba Lexitas)	—	3,088
CivicPlus LLC	—	1,112
Clearcourse Partnership Acquireco Finance Limited	—	1,784
CorePower Yoga LLC	—	256
Fullsteam Operations LLC	—	170
GHA Buyer Inc. (dba Cedar Gate)	—	1,749
Governmentjobs.com, Inc. (dba NeoGov)	—	17,785
HealthEdge Software, Inc.	—	3,297
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	—	710
Kaseya Inc.	—	1,509
LS Clinical Services Holdings, Inc (dba CATO)	—	399
PDDS Holdco, Inc. (dba Planet DDS)	—	1,908
Pioneer Buyer I, LLC	—	2,518
Rubrik, Inc.	—	32
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	472
Total Vision LLC	—	1,150
Wellness AcquisitionCo, Inc. (dba SPINS)	—	4,435
Total 1st Lien/Senior Secured Debt	$94,281	$169,388
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$214	$1,698
Total 1st Lien/Last-Out Unitranche	$214	$1,698
Total	$94,495	$171,086

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the year ended December 31, 2025 and 2024.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2023
May 30, 2023	160,166	$14,758
Total capital drawdowns	160,166	$14,758

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
May 7, 2025	July 2, 2025	July 31, 2025	$5.79
August 6, 2025	October 2, 2025	November 4, 2025	$6.41	(1)
November 5, 2025	December 31, 2025	January 28, 2026	$1.81	(2)
For the Year Ended December 31, 2024
February 27, 2024	April 2, 2024	May 8, 2024	$3.44	(3)
May 1, 2024	July 2, 2024	August 5, 2024	$2.78
August 8, 2024	October 2, 2024	November 4, 2024	$2.62
November 7, 2024	December 31, 2024	January 31, 2025	$2.32
For the Year Ended December 31, 2023
May 3, 2023	May 8, 2023	May 25, 2023	$3.03
September 19, 2023	September 18, 2023	September 29, 2023	$3.54
November 1, 2023	October 3, 2023	November 27, 2023	$2.60
November 1, 2023	December 29, 2023	January 31, 2024	$3.66

(1) $4.23 is considered a return of capital distribution.

(2) Return of capital distribution.

(3) $0.53 is considered a capital gains distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Years Ended December 31,
	2025	2024	2023
Net increase (decrease) in Members’ Capital from operations	$79,311	$69,758	$105,209
Weighted average Units outstanding	13,854,750	13,854,750	13,789,367
Basic and diluted earnings (loss) per unit	$5.72	$5.03	$7.63

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

10. TAX INFORMATION

The below table presents the tax character of distributions:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Distributions paid from:
Ordinary Income	$143,212	$147,398	$177,199
Net Long-Term Capital Gains	—	$7,309	—
Total Taxable Distributions	$143,212	$154,707	$177,199
Tax Return of Capital	$83,736	$—	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed Ordinary Income—net	$—	$60	$209
Undistributed Long-Term Capital Gains	$—	$—	$7,260
Total Undistributed Earnings	$—	$60	$7,469
Capital Loss Carryforward(1)
Perpetual Long-Term	$(89,762)	$(103,341)	$—
Perpetual Short-Term	(13,519)	(10,107)	—
Timing Differences (Late Year Ordinary Loss Deferral/Post - October Loss Deferral/Organizational Costs/Unvested Incentive Fee/§852 (b)(7) Dividend/Distributions Payable)	$(103,137)	$(33,267)	$(30,936)
Unrealized Earnings (Losses)—net	$(106,010)	$(68,768)	$(115,553)
Total Accumulated Earnings (Losses)—net	$(312,428)	$(215,423)	$(139,020)

(1)
For the years ended December 31, 2025 and December 31, 2024, the Company did not utilize any capital losses. For the year ended December 31, 2023, the Company utilized $3,157 of capital losses.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$1,764,757	$2,240,301	$2,846,750
Gross unrealized appreciation	12,066	17,145	12,027
Gross unrealized depreciation	(118,076)	(85,913)	(127,580)
Net unrealized investment appreciation on investments	$(106,010)	$(68,768)	$(115,553)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments, partnership investments and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2025, 2024 and 2023, the Company reclassified $59,368, $(8,546) and $1,868 from total distributable earnings to Units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net increase in members' capital resulting from operations	$79,311	$69,758	$105,209
Adjustments:		—	—
Net unrealized loss (gain)	25,181	(43,100)	27,064
Income not currently taxable	399	(5,582)	(2,988)
Income for tax but not for book	—	—	—
Expenses not currently deductible	13,640	14,128	19,658
Expenses for tax but not for book	(9)	(9)	(9)
Realized gain (loss) differences	(103,719)	(1,383)	35,592
Taxable income net of capital loss carryforward	$14,803	$33,812	$184,526
Capital loss carryforward	103,280	113,449	—
Taxable income(1)	$118,083	$147,261	$184,526

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

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per Unit Data:(1)
NAV, beginning of period	$79.27	$85.41	$90.58	$95.68	$95.37
Net investment income	7.82	10.20	11.74	11.39	9.27
Net realized and unrealized gains (losses)(2)	(2.09)	(5.07)	(4.00)	(5.15)	1.77
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—(3)	(0.11)	(0.08)	(0.02)	(0.01)
Net increase in Members’ Capital from operations(2)	$5.73	$5.02	$7.66	$6.22	$11.03
Distributions recorded:
From net investment income	(10.34)	(10.63)	(12.83)	(11.32)	(10.72)
From capital gains	—	(0.53)	—	—	—
From return of capital	(6.04)	—	—	—	—
Total distributions recorded	(16.38)	(11.16)	(12.83)	(11.32)	(10.72)
Total increase (decrease) in Members’ Capital	$(10.65)	$(6.14)	$(5.17)	$(5.10)	$0.31
NAV, end of period	$68.62	$79.27	$85.41	$90.58	$95.68
Units outstanding, end of period	13,854,750	13,854,750	13,854,750	13,694,584	10,296,662
Weighted average units outstanding	13,854,750	13,854,750	13,789,367	11,460,227	7,918,529
Total return based on NAV(4)	7.23%	5.88%	8.46%	6.50%	11.57%
Supplemental Data/Ratio:
Members’ Capital, end of period	$950,692	$1,098,329	$1,183,278	$1,240,510	$985,148
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.86%	1.89%	1.88%	1.93%	2.08%
Ratio of interest and other debt expenses to average Members’ Capital	5.50%	9.41%	10.07%	6.89%	4.28%
Ratio of incentive fees to average Members’ Capital	1.30%	1.06%	1.50%	1.12%	2.70%
Ratio of total expenses to average Members’ Capital	8.66%	12.36%	13.45%	9.94%	9.06%
Ratio of net investment income to average Members’ Capital	10.06%	12.17%	13.05%	11.95%	9.50%
Portfolio turnover	4%	21%	8%	14%	29%

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distributions recorded per Unit for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)
Amount rounds to less than $0.01.
(4)
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

The Company will pay a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Goldman Sachs Private Middle Market Credit II LLC—Tax Information (unaudited)

During the year ended December 31, 2025, the Company designated 92.35% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2025, the Company designated 99.66% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

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

The members of the GS Group Compensation Committee at the end of 2025 were Kimberley D. Harris (Chair), M. Michele Burns, John B. Hess, Kevin R. Johnson, Ellen J. Kullman, Lakshmi N. Mittal, and David A. Viniar (ex-officio). None of the members of the GS Group Compensation Committee was an employee of the firm. All members of the GS Group Compensation Committee were “independent” within the meaning of the New York Stock Exchange Rules and the firm’s Director Independence Policy.

The GS Group Compensation Committee has for several years recognised the importance of using an independent remuneration consultant that is appropriately qualified and that provides services solely to the GS Group Compensation Committee and not to the firm. The Compensation Committee continued to retain an independent remuneration consultant in 2025.

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

g. Total Remuneration

Staff remuneration for the financial period ending December 31, 2025:

Total remuneration for the financial year ending 31 December 2025 paid by the AIFM to 141 staff in respect of the management of the assets of the Company	US $2,933,215, made up of: • US $1,136,003 fixed remuneration • US $1,797,212 variable remuneration
Which includes:
(a) Remuneration paid by the AIFM to senior management	US $1,553,669
(b) Remuneration paid by the AIFM to other staff members whose actions have a material impact on the risk profile of the Company	US $1,379,546

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

Swiss Paying Agent: GOLDMAN SACHS BANK AG, Bahnhofstrasse 3, CH-8001 Zurich.

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

In respect of the period ended December 31, 2025, there have been no material changes to the information listed in Article 23 of the Directive.

V. Service Provider Not Previously Disclosed

Legal Counsel

Fried, Frank, Harris, Shriver & Jacobson LLP

One New York Plaza

New York, NY 10004

USA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Board of Directors and Executive Officers

The current directors were appointed to their positions in February 2019, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than 15 years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 75th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. These policies may be changed by the directors without a Unitholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s)	Other Directorships
During Past 5 Years
Independent Directors
Jaime Ardila (70)	Chair of the Board of Directors since February 2019; Director since February 2019

Mr. Ardila is retired. He is Director, Accenture plc (2013–Present); Chair, Nexa Resources (2019–Present); and Director, Grupo Energía Bogotá (GEB) (2024–Present). Formerly, he was Director of Ecopetrol (2016–2019); and held senior management positions with General Motors Company (an automobile manufacturer) (1984–1996 and 1998–2016), most recently as Executive Vice President and President of General Motors’ South America region (2010–2016).

Accenture plc (a management consulting services company); Nexa Resources (a mining company); Grupo Energía Bogotá (an electric utility company); GS BDC; SCH; PSLF; GS Credit

Chair of the Board of Directors—the Company, SCH and PSLF. Director—GS BDC, GS Credit
Richard A. Mark(72)	Director since August 2025

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present) and Director, Home Centered Care Institute (2021–Present). He was formerly Director, Almost Home Kids (2016–2021); and Director, Mylan N.V. (2019–2020).

Viatris Inc.; Home Centered Care Institute; GS BDC; SCH; PSLF; GS Credit; West Bay

Director—the Company, GS BDC, SCH, PSLF, GS Credit, and West Bay.
Susan B. McGee (66)	Director since June 2018

Ms. McGee is retired. She is Director, ETTL Engineers and Consultants (2018–Present) and Director, HIVE Digital Technologies Ltd (2021–Present). She was formerly Director, Nobul Corporation (2019–2022) and held senior management positions with U.S. Global Investors, Inc. (an investment management firm), including Chief Compliance Officer (2016–2018), President (1998–2018) and General Counsel (1997–2018). She was also formerly Vice President of the U.S. Global Investors Funds (2016–2018).

ETTL Engineers and Consultants Inc.; HIVE Digital Technologies Ltd; GS BDC; SCH; PSLF; GS Credit

Director—the Company, GS BDC, SCH, PSLF, and GS Credit.
Interested Director*
Katherine (“Kaysie”) P. Uniacke (65)	Director since February 2019

Ms. Uniacke is Chair of the Board, Goldman Sachs Asset Management International (2013–Present) and Advisory Director, Goldman Sachs (2013–Present). She was formerly Director, Goldman Sachs Dublin and Luxembourg family of funds (2013–2023).

Goldman Sachs Asset Management International; GS BDC; SCH; PSLF; GS Credit; West Bay

Director—the Company, GS BDC, SCH, PSLF, GS Credit, and West Bay.

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Vivek Bantwal	48	Co-Chief Executive Officer
David Miller	56	Co-Chief Executive Officer
Tucker Greene	50	President and Chief Operating Officer
Stanley Matuszewski	39	Chief Financial Officer and Treasurer
John Lanza	55	Principal Accounting Officer
Julien Yoo	54	Chief Compliance Officer
Caroline Kraus	48	Chief Legal Officer and Secretary
Justin Betzen	45	Vice President
Greg Watts	49	Vice President
Jennifer Yang	42	Vice President
Matthew Carter	39	Vice President

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

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors of the Company since August 2025, and has served as Chair of the Audit Committee of the Company and as a member of the Company’s Governance and Nominating Committee, Compliance Committee and Contract Review Committee since December 2025. Mr. Mark also serves on the Board of Directors, as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of GS BDC and GS Credit. In addition, he has served on the Board of Directors, as the Chair of the Audit Committee, and as a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of each of SCH, PSLF and West Bay since December 2025. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board.

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

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since February 2019. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, PSLF, GS Credit and West Bay; and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Vivek J. Bantwal. Mr. Bantwal is the co-Chief Executive Officer of the Company and has served in such capacity since August 2025. Mr. Bantwal is also the Co-Chief Executive Officer of GS BDC, SCH, PSLF, GS Credit and West Bay. Mr. Bantwal is as global co-head of Private Credit within GSAM. He joined Goldman Sachs in 1999, was named managing director in 2007, and partner in 2012. Mr. Bantwal serves as a member of the Firmwide Management Committee, Private Credit Investment Committee, Investment Grade Private Credit and Asset Finance Investment Committee, and the Firmwide Conduct Committee. He previously held the role of Global Head of the Financing Group within Investment Banking and co-chaired the Firmwide Capital Committee. Before that, he was Chief Operating Officer of the Global Markets Division. Earlier in his career, Mr. Bantwal co-headed the Americas Credit Finance Group, where he managed the firm’s Leveraged Finance and Structured Finance businesses. Mr. Bantwal also contributes to several organizations, including serving on the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania, the Leadership Council of the Mindich Child Health and Development Institute at Mount Sinai, and the board of the American India Foundation. Mr. Bantwal earned a BS in Economics from the Wharton School of the University of Pennsylvania.

David D. Miller. Mr. Miller is the Co-Chief Executive Officer of the Company and has served in such capacity since March 2022. Mr. Miller is also the Co-Chief Executive Officer of GS BDC, SCH, PSLF, GS Credit and West Bay. Mr. Miller is head of the GSAM Private Credit Direct Lending Team in the Americas. He joined Goldman Sachs in 2004, was named managing director in 2012, and became a partner in 2014. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. Mr. Miller serves as a member of the Private Credit Investment Committee. In 2004, he co-founded Goldman Sachs’ middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans earned a BS from American University.

Tucker E. Greene. Mr. Greene has served as the President of the Company since August 2025 and Chief Operating Officer of the Company since May 2023. Mr. Greene is also the President and Chief Operating Officer of GS BDC, SCH, PSLF, GS Credit, and West Bay. Mr. Greene previously served as a Vice President of the Company from August 2022 to May 2023, and also previously served a Vice President of GS BDC, SCH, PSLF and GS Credit. He is also a managing director in the GSAM Private Credit Team. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in Goldman Sachs Asset Management Private Credit. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021. Mr. Greene earned a BS and MBA from Vanderbilt University.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since November 2023. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, PSLF, GS Credit, and West Bay. He is also a managing director in the GSAM Private Credit Team. Prior to his current role, he managed the Business Development Companies

Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group. Mr. Matuszewski was named managing director in 2025.

John Lanza. Mr. Lanza is the Principal Accounting Officer of the Company and has served in such capacity since November 2023. Mr. Lanza is also the Principal Accounting Officer of GS BDC, SCH, PSLF, and GS Credit. Mr. Lanza has held several positions with GSAM. Mr. Lanza currently manages the Business Development Companies and Direct Hedge Funds Asset Management Fund Controllers teams, which are responsible for accounting and financial reporting oversight. He previously served as the head of Operational Risk and Governance in the Consumer and Wealth Management Division. Prior to that, Mr. Lanza was the global head of Regulatory Reform and Control Oversight, and before that, he managed the GSAM Alternative Investments Global Fund Services Group.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since August 2020. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, and PSLF, GS Credit, West Bay, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since August 2020. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, PSLF, GS Credit, and West Bay. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since August 2022. Mr. Betzen is also a Vice President of GS BDC, SCH, PSLF, GS Credit, and West Bay. He is also a managing director and senior underwriter in Goldman Sachs Asset Management Private Credit in the Americas. He is a member of the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a Vice President in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, focused on software, services and payments companies.

Greg D. Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since August 2022. Mr. Watts is also a Vice President of GS BDC, SCH, PSLF, GS Credit, and West Bay. He also serves as head of underwriting and portfolio management for the GSAM Private Credit Direct Lending Team in Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee and the Private Credit Investment Subcommittee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and became a partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group. He earned a BBA in Finance from the University of Georgia.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since August 2022. Ms. Yang is also a Vice President of GS BDC, SCH, PSLF, GS Credit, and West Bay. She is also a managing director in Credit Alternatives within Goldman Sachs Asset Management, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, PSLF, GS Credit, and West Bay. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act, and none will be an “interested person” of the Company (as defined in Section 2(a)(19) of the Investment Company Act). Mr. Mark is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2025.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board (and election by the Preferred Unitholders, if applicable), when necessary, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The Governance and Nominating Committee held two formal meetings in 2025.

Compliance Committee

The members of the Compliance Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to the Company, the compliance processes of our Investment Adviser, any placement agents, the Administrator and the Transfer Agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held four formal meetings in 2025.

Contract Review Committee

The members of the Contract Review Committee are Mr. Ardila, Mr. Mark and Ms. McGee, each of whom is an Independent Director. Mr. Ardila serves as Chair of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Advisory Agreement and our placement agency (if any) and certain other agreements with our Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, transfer agents, printing firms and professional firms (other than the Company’s independent auditor, which is the responsibility of the Audit Committee).

The Contract Review Committee held one formal meeting in 2025.

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

Compensation of Directors

For the fiscal year ended December 31, 2025, each Independent Director was compensated with an $80,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $10,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for Fiscal Year 2025(1)	Total Compensation From the Goldman Sachs Fund Complex for Fiscal Year 2025 (2)
Interested Director
Kaysie Uniacke	—	—
Independent Directors
Jaime Ardila(3)	$105,000	$485,000
Richard A. Mark	$31,087	$395,652
Susan B. McGee	$80,000	$415,000
Former Independent Directors
Ross Kari (4)(5)	$90,000	$443,000

(1)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.
(2)

Reflects compensation earned during the year ended December 31, 2024. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, SCH, Goldman Sachs Middle Market Lending Corp. II (before its merger with and into GS Credit in October 2025), PSLF and GS Credit.

(3)	Includes compensation as Chair of the Board.
(4)	Includes compensation as audit committee financial expert.
(5)	Mr. Kari retired from the Board of Directors and all committees thereof, effective as of the close of business on December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 3, 2026, certain ownership information with respect to our Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	468		*
Independent Directors
Jaime Ardila	—	—	—
Richard A. Mark	—	—	—
Susan B. McGee	Record/Beneficial	842		*
Executive Officers
Vivek Bantwal	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
John Lanza	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	Record/Beneficial	1,310		*

*	Amount rounds to less than 1%.
(1)	The business address for each of our officers and directors is c/o Goldman Sachs Private Middle Market Credit II LLC, 200 West Street New York, New York 10282.

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

For the year ended December 31, 2025, we paid GSAM a total of $16.49 million in fees (excluding fees that were accrued but not paid) pursuant to the Investment Advisory Agreement, which consisted of $16.49 million in Management Fees and no Incentive Fees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 were $441,600 and $456,400, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024 were $1,352,891 and $1,306,615, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2025 and 2024.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Aggregate Non-Audit Fees

The aggregate fees billed for non-audit services to GSAM and its affiliates by PricewaterhouseCoopers LLP for services for the year ended December 31, 2025 was $19.0 million and for the year ended December 31, 2024 was $20.7 million.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

1. Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 72 of this annual report on Form 10-K.

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

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on February 25, 2021).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on February 25, 2021).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on March 4, 2025).

21.1

Subsidiaries of Goldman Sachs Private Middle Market Credit II LLC (incorporated by reference to Exhibit 21.1.1 to the Company’s Annual Report on Form 10-K (File No. 814-01307), filed on March 4, 2025).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: March 3, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Vivek Bantwal, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2026.

Signature	Title

/s/ Vivek Bantwal Vivek Bantwal	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ David Miller David Miller	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ Stanley Matuszewski Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/John Lanza	Principal Accounting Officer
John Lanza

/s/ Jamie Ardilla Jamie Ardilla	Chairperson of the Board of Directors

/s/ Katherine Uniacke Katherine Uniacke	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Susan B. McGee Susan B. McGee	Director