Form 10-Q
period 2026-03-31
Goldman Sachs Private Middle Market Credit II LLC
filed 2026-05-12
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 13,854,750 limited liability company common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report, because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2026 (Unaudited)	December 31, 2025

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,484,767 and $1,517,244)	$1,416,796	$1,467,569
Non-controlled affiliated investments (cost of $72,617 and $79,234)	52,447	66,776
Total investments, at fair value (cost of $1,557,384 and $1,596,478)	$1,469,243	$1,534,345
Investments in affiliated money market fund (cost of $122,393 and $124,974)	122,393	124,974
Cash	19,091	22,089
Interest and dividends receivable	11,806	15,285
Deferred financing costs	1,506	2,272
Other assets	1,901	508
Total assets	$1,625,940	$1,699,473
Liabilities
Debt	$582,194	$627,892
Interest and other debt expenses payable	9,026	10,795
Management fees payable	3,532	3,716
Incentive fees payable	77,751	77,983
Distribution payable	—	25,077
Accrued expenses and other liabilities	4,060	3,318
Total liabilities	$676,563	$748,781
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of March 31, 2026 and December 31, 2025)	1,263,120	1,263,120
Distributable earnings (loss)	(313,743)	(312,428)
Total members’ capital	$949,377	$950,692
Total liabilities and members’ capital	$1,625,940	$1,699,473
Net asset value per unit	$68.52	$68.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,635	$48,052
Payment-in-kind income	5,082	5,755
Other income	242	334
From non-controlled affiliated investments:
Dividend income	1,044	835
Interest income	805	957
Payment-in-kind income	50	463
Other income	12	10
Total investment income	$37,870	$56,406
Expenses:
Interest and other debt expenses	$10,053	$17,665
Management fees	3,532	4,150
Incentive fees	(232)	4,381
Professional fees	503	370
Directors’ fees	84	74
Other general and administrative expenses	650	630
Total expenses	$14,590	$27,270
Net investment income	$23,280	$29,136
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(40)	$(8,881)
Foreign currency and other transactions	1,367	235
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(18,296)	5,338
Non-controlled affiliated investments	(7,712)	(825)
Foreign currency translations	60	(143)
Net realized and unrealized gains (losses)	$(24,621)	$(4,276)
(Provision) benefit for taxes on realized gain/loss on investments	$26	$(30)
Net increase (decrease) in members’ capital from operations	$(1,315)	$24,830
Weighted average units outstanding	13,854,750	13,854,750
Basic and diluted net investment income per unit	$1.68	$2.10
Basic and diluted earnings (loss) per unit	$(0.09)	$1.79

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Members’ capital at beginning of period	$950,692	$1,098,329
Increase in members’ capital from operations:
Net investment income	$23,280	$29,136
Net realized gain (loss)	1,327	(8,646)
Net change in unrealized appreciation (depreciation)	(25,948)	4,370
(Provision) benefit for taxes on realized gain/loss on investments	26	(30)
Net increase in members’ capital from operations	$(1,315)	$24,830
Total increase (decrease) in members’ capital	$(1,315)	$24,830
Members’ capital at end of period	$949,377	$1,123,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$(1,315)	$24,830
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(9,514)	(20,183)
Payment-in-kind interest capitalized	(5,181)	(6,172)
Investments in affiliated money market fund, net	2,581	(5,228)
Proceeds from sales of investments and principal repayments	55,006	134,434
Net realized (gain) loss on investments	40	8,881
Net change in unrealized (appreciation) depreciation on investments	26,008	(4,513)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	39	(21)
Amortization of premium and accretion of discount, net	(1,257)	(2,342)
Amortization of deferred financing costs	766	783
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	3,479	436
(Increase) decrease in other assets	(1,393)	(741)
Increase (decrease) in interest and other debt expenses payable	(1,769)	(4,339)
Increase (decrease) in management fees payable	(184)	(3)
Increase (decrease) in incentive fees payable	(232)	4,381
Increase (decrease) in accrued expenses and other liabilities	742	1,356
Net cash provided by (used for) operating activities	$67,816	$131,559
Cash flows from financing activities:
Distributions paid	$(25,077)	$(32,132)
Financing costs paid	—	(40)
Repayments of debt	(45,698)	(108,841)
Net cash provided by (used for) financing activities	$(70,775)	$(141,013)
Net increase (decrease) in cash	$(2,959)	$(9,454)
Effect of foreign exchange rate changes on cash	(39)	21
Cash, beginning of period	22,089	27,340
Cash, end of period	$19,091	$17,907
Supplemental and non-cash activities
Interest expense paid	$10,392	$19,164
Exchange of investments	$—	$15,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (5)	Cost	Fair Value	Footnotes
Debt Investments - 152.1%
Canada - 3.1%
1st Lien/Senior Secured Debt - 3.1%
Everest Clinical Research Corporation	Professional Services	8.35%	S + 4.50%	11/06/28		$4,389	$4,365	$4,345	(6) (7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.35%	S + 4.50%	11/06/28		6,586	6,566	6,520	(6) (7) (8) (9)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	11/06/28		1,160	(4)	(12)	(6) (7) (8) (9) (10)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.07%	S + 6.25%	05/25/27		19,155	19,067	18,963	(6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(12)	(31)	(6) (8) (9) (10)
Total 1st Lien/Senior Secured Debt							29,982	29,785
Total Canada							$29,982	$29,785
United Kingdom - 1.5%
1st Lien/Senior Secured Debt - 1.5%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.22%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	6,976	$8,455	$8,910	(6) (7) (8) (9)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.22%	SN + 7.50% (Incl. 0.50% PIK)	07/25/28	GBP	4,118	5,139	5,260	(6) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							13,594	14,170
Total United Kingdom							$13,594	$14,170
United States - 147.5%
1st Lien/Senior Secured Debt - 143.6%
Thrasio, LLC	Broadline Retail		S + 10.26%	06/18/29		$16,346	$11,402	$13,894	(6) (7) (8) (11) (12)
Thrasio, LLC	Broadline Retail	11.93%	S + 8.00%	06/18/29		4,729	4,722	4,682	(6) (8) (11)
3SI Security Systems, Inc.	Commercial Services & Supplies		S + 6.50%	12/16/26		1,826	1,812	1,173	(7) (8) (12)
Sweep Purchaser LLC	Commercial Services & Supplies	9.52%	S + 5.75% PIK	06/30/27		20,668	20,600	20,410	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.52%	S + 5.75%	06/30/27		9,428	9,408	9,334	(6) (7) (8)
Sweep Purchaser LLC	Commercial Services & Supplies	9.45%	S + 5.75%	06/30/27		4,201	826	798	(6) (8) (10)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	8.92%	S + 5.25%	06/29/27		28,655	28,551	28,583	(6) (7) (8)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.25%	06/29/27		858	(3)	(2)	(6) (7) (8) (10)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		29,900	29,777	29,527	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.20%	S + 4.50%	08/29/31		9,760	9,700	9,638	(6) (7) (8)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(17)	(55)	(6) (7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29		12,662	12,505	12,536	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29		4,251	4,196	4,209	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29		4,224	4,171	4,181	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29		2,366	2,333	2,343	(6) (7) (8)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.25%	12/21/29		2,100	(24)	(21)	(6) (7) (8) (10)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.10%	S + 5.25%	12/21/29		1,711	1,680	1,694	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.80%	S + 6.00%	12/15/26		16,976	16,933	16,552	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.55%	S + 5.75%	12/15/26		14,220	14,198	13,829	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.80%	S + 6.00%	12/15/26		13,029	13,008	12,703	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.80%	S + 6.00%	12/15/26		7,039	7,017	6,863	(6) (7) (8)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.69%	S + 6.00%	12/15/26		2,263	1,990	1,939	(6) (8) (10)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.95%	S + 5.25%	10/19/27		39,908	39,665	39,509	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.95%	S + 5.25%	10/19/27	$7,982	$7,930	$7,902	(6) (7) (8)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/27	3,991	(21)	(40)	(6) (8) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	9,529	9,473	9,457	(6) (7) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services	9.78%	S + 6.00%	07/06/27	6,698	6,652	6,648	(6) (8) (11)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(9)	(13)	(6) (8) (10) (11)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.80%	S + 6.00%	12/31/27	21,726	21,580	21,617	(6) (7) (8)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	2,831	(17)	(14)	(6) (7) (8) (10)
Streamland Media Midco LLC	Entertainment	9.46%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	7,793	7,684	7,325	(6) (7) (8)
Streamland Media Midco LLC	Entertainment	9.17%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,541	1,198	1,198	(6) (8) (10)
Streamland Media Midco LLC	Entertainment	9.46%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,099	1,099	1,033	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.70%	S + 5.00%	12/06/29	21,576	21,417	21,468	(6) (7) (8)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(13)	(14)	(6) (7) (8) (10)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.67%	S + 5.00%	12/06/29	941	930	936	(6) (7) (8)
Aria Systems, LLC	Financial Services	13.78%	S + 10.00% (Incl. 2.00% PIK)	06/30/26	24,340	24,315	24,097	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.78%	S + 6.00%	01/25/28	48,084	47,791	47,483	(6) (7) (8)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(11)	(24)	(6) (8) (10)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.95%	S + 5.25%	05/25/28	22,091	21,986	19,882	(6) (7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.95%	S + 5.25%	05/25/28	914	475	388	(6) (7) (10)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.20%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	18,802	18,651	15,512	(6) (7) (8)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.20%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	3,949	3,916	3,258	(6) (7) (8)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.84%	S + 6.00%	12/06/27	8,292	8,277	7,670	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27	6,029	6,028	5,532	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27	2,858	2,855	2,622	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27	2,838	2,835	2,603	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27	2,600	2,599	2,385	(6) (7) (8) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.27%	S + 5.50%	12/06/27	1,365	1,364	1,252	(6) (7) (8) (13)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.20%	S + 4.50%	06/21/27	12,227	12,182	12,135	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.20%	S + 4.50%	06/21/27	8,657	8,631	8,592	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.20%	S + 4.50%	06/21/27	4,277	4,247	4,245	(6) (7) (8)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.50%	06/21/27	1,806	(5)	(14)	(6) (7) (8) (10)
Argos Health Holdings, Inc	Health Care Providers & Services	8.67%	S + 5.00%	12/03/29	19,102	18,917	18,911	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	19,462	19,462	16,251	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,925	4,925	4,113	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	1,897	1,897	1,584	(6) (7) (8)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.46%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	324	324	270	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.67%	S + 5.00%	08/07/31	9,458	9,395	9,363	(6) (7) (8)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	821	(9)	(8)	(6) (7) (8) (10)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	366	(7)	(4)	(6) (7) (8) (10)
CORA Health Holdings Corp	Health Care Providers & Services	9.57%	S + 5.75% (Incl. 4.04% PIK)	06/15/29	20,540	20,475	17,716	(6) (7) (8)
CORA Health Holdings Corp	Health Care Providers & Services	9.57%	S + 5.75%	06/15/29	337	336	290	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.55%	S + 5.75%	08/28/28	18,774	18,624	17,366	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (5)	Cost	Fair Value	Footnotes
DECA Dental Holdings LLC	Health Care Providers & Services	9.55%	S + 5.75%	08/28/28	$1,976	$1,961	$1,828	(6) (7) (8)
DECA Dental Holdings LLC	Health Care Providers & Services	9.55%	S + 5.75%	08/26/27	1,552	1,544	1,436	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.60%	S + 5.75%	10/15/27	21,157	21,030	21,104	(6) (7) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.60%	S + 5.75%	10/15/27	19,090	18,939	19,042	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	9.60%	S + 5.75%	10/15/27	13,381	13,293	13,347	(6) (8)
Honor HN Buyer, Inc	Health Care Providers & Services	11.50%	P + 4.75%	10/15/27	2,542	304	311	(6) (8) (10)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	20,282	20,103	16,074	(6) (7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	9,968	9,880	7,900	(6) (7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	8,433	8,358	6,683	(6) (7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	5,472	5,423	4,336	(6) (7) (8) (12) (14)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	3,246	3,218	2,573	(6) (7) (8) (12) (14)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	17,944	17,944	13,279	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	11,731	11,731	8,681	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	4,967	4,967	3,675	(6) (7) (8)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.96%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	3,147	3,147	2,329	(6) (7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	11,813	11,737	11,694	(6) (7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	3,251	3,229	3,219	(6) (7) (8)
SpendMend Holdings LLC	Health Care Providers & Services	8.85%	S + 5.00%	03/01/28	1,605	257	251	(6) (7) (8) (10)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.27%	S + 5.50%	12/21/26	19,374	19,319	19,180	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.27%	S + 5.50%	12/21/26	8,378	8,358	8,294	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services	9.27%	S + 5.50%	12/21/26	6,735	6,721	6,667	(6) (7) (8)
USN Opco LLC (dba Global Nephrology Solutions)	Health Care Providers & Services		S + 5.50%	12/21/26	2,812	(7)	(28)	(6) (8) (10)
ESO Solutions, Inc.	Health Care Technology	10.43%	S + 6.75%	05/03/27	36,294	36,135	36,022	(6) (7) (8)
ESO Solutions, Inc.	Health Care Technology	10.44%	S + 6.75%	05/03/27	3,292	3,016	3,004	(6) (7) (8) (10)
Experity, Inc.	Health Care Technology	8.70%	S + 5.00% (Incl. 2.25% PIK)	02/22/30	22,538	22,387	22,200	(6) (7) (8)
Experity, Inc.	Health Care Technology		S + 5.00% (Incl. 2.25% PIK)	02/22/30	3,023	(19)	(45)	(6) (7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	11,015	10,904	10,850	(6) (7) (8)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,396	(11)	(21)	(6) (7) (8) (10)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.60%	S + 5.00%	05/11/29	984	973	969	(6) (7) (8)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	10,204	6,057	5,676	(6) (7) (8) (12)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	12,874	12,741	11,201	(6) (7) (8)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	12,604	12,539	10,966	(6) (7) (8)
WebPT, Inc.	Health Care Technology		S + 6.25% (Incl 3.13% PIK)	01/18/30	2,146	(10)	(279)	(6) (7) (8) (10)
WebPT, Inc.	Health Care Technology	10.05%	S + 6.25% (Incl 3.13% PIK)	01/18/30	1,832	1,821	1,593	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	36,402	36,223	34,764	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	6,943	6,943	6,630	(6) (7) (8)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.20%	S + 6.50% PIK	08/11/27	4,375	4,022	3,825	(6) (8) (10)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	10.17%	S + 6.50% PIK	08/11/27	3,343	1,588	1,454	(6) (8) (10)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.45%	S + 8.75% (Incl. 6.25% PIK)	12/17/29	17,877	17,743	13,363	(6) (7) (8)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.45%	S + 8.75% (Incl. 6.25% PIK)	06/18/29	1,118	1,111	836	(6) (7) (8)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30	44,850	44,596	44,402	(6) (7) (8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (5)	Cost	Fair Value	Footnotes
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30	$7,689	$7,645	$7,612	(6) (7) (8)
Diligent Corporation	Professional Services		S + 5.00%	08/02/30	5,473	(29)	(55)	(6) (7) (8) (10)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30	5,255	1,129	1,104	(6) (8) (10)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28	21,171	21,017	19,901	(6) (7) (8)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28	1,860	247	149	(6) (7) (8) (10)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.52%	S + 5.75%	11/30/28	15,132	15,017	15,057	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.52%	S + 5.75%	11/30/28	14,886	14,786	14,811	(6) (7) (8)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/28	2,696	1,150	1,155	(6) (7) (8) (10)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	15,887	14,160	4,488	(6) (7) (8) (11) (12)
Pluralsight, Inc.	Professional Services	8.17%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,908	8,843	8,463	(6) (7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(274)	(6) (8) (10) (11)
Pluralsight, Inc.	Professional Services	8.17%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,454	4,454	4,231	(6) (7) (8) (11)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(109)	(6) (8) (10) (11)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.30%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	34,579	34,391	31,467	(6) (7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.33%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,089	11,043	10,091	(6) (7) (8) (9)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.30%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,607	10,568	9,652	(6) (7) (8) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	78,934	78,934	78,145	(6) (7) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.16%	S + 6.50%	07/01/27	8,383	1,198	1,114	(6) (8) (10)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	2,030	2,013	2,010	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.54%	S + 6.00%	03/10/27	2,565	2,553	2,334	(6) (7) (8)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	03/10/27	1,100	(4)	(99)	(6) (7) (8) (10)
Acquia, Inc.	Software	8.80%	S + 5.00%	10/30/26	24,940	24,883	24,317	(6) (7) (8)
Acquia, Inc.	Software	8.80%	S + 5.00%	10/30/26	1,933	1,929	1,885	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.94%	S + 7.00%	12/31/26	35,280	35,170	34,222	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.94%	S + 8.00%	12/31/26	5,900	5,900	5,826	(6) (7) (8)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.93%	S + 7.00%	12/31/26	4,160	3,317	3,203	(6) (7) (8) (10)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.94%	S + 8.00%	12/31/26	2,127	2,127	2,100	(6) (7) (8)
Gainsight, Inc.	Software	9.32%	S + 5.50%	07/30/27	26,421	26,311	26,157	(6) (7) (8)
Gainsight, Inc.	Software		S + 5.50%	07/30/27	5,182	(19)	(52)	(6) (7) (8) (10)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.17%	S + 5.50% (Incl. 2.00% PIK)	01/17/31	11,948	11,861	11,888	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.67%	S + 5.00% (Incl. 2.00% PIK)	01/17/31	1,770	1,754	1,726	(6) (7) (8)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.50% (Incl. 2.00% PIK)	01/17/31	1,645	(11)	(12)	(6) (8) (10)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	50,988	50,528	50,350	(6) (7) (8)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	6,866	(48)	(86)	(6) (7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	16,860	16,725	16,776	(6) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.70%	S + 5.00%	06/02/31	9,244	8,471	8,491	(6) (7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%	05/31/30	2,178	514	518	(6) (7) (8) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	19,441	19,086	19,246	(6) (7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.42%	S + 5.75%	10/07/30	10,897	10,695	10,788	(6) (7) (8)
Total 1st Lien/Senior Secured Debt						1,431,351	1,363,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date(4)	Maturity	Par (5)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche (15) - 3.0%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$7,563	$6,428	$3,914	(6) (7) (8) (12)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%		07/07/28	17,879	17,669	17,656	(6) (7) (8)
EDB Parent, LLC (dba Enterprise DB)	Software	10.67%	S + 7.00%		07/07/28	6,958	6,820	6,733	(6) (8) (10)
Total 1st Lien/Last-Out Unitranche							30,917	28,303
2nd Lien/Senior Secured Debt - 0.2%
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	$14,704	$—	$—	(6) (7) (8) (16)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,052	3,789	1,907	(6) (7) (8) (16)
Total 2nd Lien/Senior Secured Debt							3,789	1,907
Unsecured Debt - 0.7%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	$7,649	$6,559	$6,654	(7) (8) (16)
Total Unsecured Debt							6,559	6,654
Total United States							$1,472,616	$1,400,031
Total Debt Investments							$1,516,192	$1,443,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date(4)	Shares (5)	Cost	Fair Value	Footnotes
Equity Securities - 2.7%
United States - 2.7%
Common Stock - 0.4%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(6) (8) (11) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	980	(6) (8) (11) (16)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,760	(6) (8) (16)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	—	(6) (8) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(6) (8) (16)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	716	(6) (8) (16)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	—	(6) (8) (11) (16)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	64	(6) (8) (16)
Total Common Stock				23,521	3,520
Preferred Stock - 2.3%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	$92	$121	(6) (8) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(6) (8) (16) (17)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	7,196	(6) (8) (16)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,005	(6) (8) (16)
Total Preferred Stock				16,005	21,322
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$415	(6) (8) (16)
Total Warrants				1,666	415
Total United States				$41,192	$25,257
Total Equity Securities				$41,192	$25,257
Total Investments - 154.8%				$1,557,384	$1,469,243
Investments in Affiliated Money Market Fund - 12.9%
United States - 12.9%
Goldman Sachs Financial Square Government Fund - Institutional Shares			122,393,185	$122,393	$122,393	(7) (18) (19)
Total Investments in Affiliated Money Market Fund				122,393	122,393
Total United States				$122,393	$122,393
Total Investments and Investments in Affiliated Money Market Fund - 167.7%				$1,679,777	$1,591,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2026, 1 month S was 3.66%, 3 month S was 3.68%, 6 month S was 3.70%, 3 month SN was 3.73%, and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
(4)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. As of
March 31, 2026, the aggregate fair value of these securities is $31,911 or 3.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(5)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in
U.S. Dollars ("$" or “USD”), unless otherwise noted, Great British Pounds (“GBP”).
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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, the aggregate fair value of these non-qualifying assets is $95,165 or 5.9% of the Company’s total assets.
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
(19)
The annualized seven-day yield as of March 31, 2026 is 3.56%.

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
(9)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the aggregate fair value of these non-qualifying assets is $96,261 or 5.7% of the Company’s total assets.
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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Accelerated amortization of upfront loan origination fees and unamortized discounts	$280	$856

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026, the Company had certain investments held in six portfolio companies on non-accrual status, which represented 5.6% and 4.5% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.4% and 2.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a “Custodian”). As of March 31, 2026 and December 31, 2025, the Company held $19,091 and $22,089 in cash. Foreign currency of $1,258 and $557 (acquisition cost of $1,299 and $559) is included in cash as of March 31, 2026 and December 31, 2025.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility. These costs are amortized using the straight-line method over the respective terms of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2026 and 2025, Management Fees amounted to $3,532 and $4,150. As of March 31, 2026, $3,532 remained payable.

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

For the three months ended March 31, 2026 and 2025, the Company accrued unvested Incentive Fees of $(232) and $4,381. As of March 31, 2026, $77,751 remained payable in accordance with the terms of the Investment Advisory Agreement.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three months ended March 31, 2026 and 2025, there have been no reimbursements from the Investment Adviser pursuant to this provision.

Administration and Custodian Fees

The Company has entered into an administration agreement (the “Administration Agreement”) with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Consolidated Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $292 and $344. As of March 31, 2026, $508 remained payable.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses. For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $35 and $29. As of March 31, 2026, $38 remained payable.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$124,974	$164,139	$(166,720)	$—	$—	$122,393	$1,044
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	17,569	21	(42)	—	(476)	17,072	423
MedeAnalytics Group Holdings, LLC	6,761	—	(6,057)	—	(704)	—	—
Pluralsight, Inc.	24,891	72	(33)	—	(8,131)	16,799	289
Thrasio Holdings, Inc.	17,555	—	(578)	—	1,599	18,576	155
Total Non-Controlled Affiliates	$191,750	$164,232	$(173,430)	$—	$(7,712)	$174,840	$1,911
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$84,647	$998,921	$(958,594)	$—	$—	$124,974	$4,382
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	19,452	81	(1,697)	—	(267)	17,569	1,848
MedeAnalytics Group Holdings, LLC	6,680	—	—	—	81	6,761	—
Pluralsight, Inc.	38,218	1,636	(66)	—	(14,897)	24,891	2,653
Thrasio Holdings, Inc.	16,465	841	—	—	249	17,555	719
Total Non-Controlled Affiliates	$165,462	$1,001,479	$(960,357)	$—	$(14,834)	$191,750	$9,602

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were $1,024 and $1,147 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	March 31, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,474,927	$1,407,122	$1,514,118	$1,468,487
1st Lien/Last-Out Unitranche	30,917	28,303	30,821	29,474
2nd Lien/Senior Secured Debt	3,789	1,907	3,789	2,526
Unsecured Debt	6,559	6,654	6,558	6,654
Preferred Stock	16,005	21,322	16,005	23,007
Common Stock	23,521	3,520	23,521	3,974
Warrants	1,666	415	1,666	223
Total investments	$1,557,384	$1,469,243	$1,596,478	$1,534,345

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	March 31, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	17.5%	27.1%	17.3%	27.9%
Software	13.8	21.3	14.8	23.9
Professional Services	10.7	16.6	11.5	18.5
Diversified Consumer Services	9.7	15.1	9.3	15.1
Financial Services	9.1	14.0	8.9	14.4
Real Estate Mgmt. & Development	9.0	14.0	8.6	13.9
Health Care Technology	7.4	11.5	7.3	11.7
Commercial Services & Supplies	4.2	6.6	4.1	6.6
Health Care Equipment & Supplies	3.2	5.0	3.2	5.1
Independent Power and Renewable Electricity Producers	3.2	5.0	2.8	4.5
Construction & Engineering	2.7	4.1	2.6	4.2
Entertainment	2.4	3.7	2.6	4.1
Trading Companies & Distributors	2.0	3.1	2.0	3.2
Specialty Retail	1.8	2.7	1.6	2.6
Broadline Retail	1.3	2.0	1.1	1.9
Pharmaceuticals	1.0	1.5	1.0	1.6
IT Services	1.0	1.5	0.9	1.5
Chemicals	—	—	0.4	0.7
Total	100.0%	154.8%	100.0%	161.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	March 31, 2026	December 31, 2025
United States	97.0%	97.1%
Canada	2.0	2.0
United Kingdom	1.0	0.9
Total	100.0%	100.0%

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of March 31, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,259,674	Discounted cash flows	Discount Rate	8.4% - 20.3%	10.8%
	$13,894	Collateral analysis	Recovery Rate	—	85.0%
	$103,120	Comparable multiples	EV/EBITDA(6)	7.3x - 8.5x	7.8x
	$10,164	Comparable multiples	EV/Revenue	0.3x - 0.9x	0.6x
1st Lien/Last-Out Unitranche	$24,389	Discounted cash flows	Discount Rate	—	11.1%
	$3,914	Comparable multiples	EV/EBITDA(6)	—	9.2x
2nd Lien/Senior Secured Debt	$1,907	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	16.3%
Equity
Preferred Stock	$7,317	Comparable multiples	EV/EBITDA(6)	12.3x - 20.0x	19.9x
	$14,005	Comparable multiples	EV/Revenue	—	3.0x
Common Stock	$2,804	Comparable multiples	EV/EBITDA(6)	3.5x - 12.3x	11.1x
	$716	Comparable multiples	EV/Revenue	—	6.8x
Warrants	$415	Comparable multiples	EV/Revenue	—	3.0x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,380,870	Discounted cash flows	Discount Rate	8.2% - 20.3%	11.1%
	$46,760	Comparable multiples	EV/EBITDA(6)	4.8x - 8.2x	7.6x
	$6,761	Comparable multiples	EV/Revenue	—	0.3x
	$12,300	Collateral analysis	Recovery Rate	—	75.3%
1st Lien/Last-Out Unitranche	$24,375	Discounted cash flows	Discount Rate	—	11.3%
	$5,099	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$2,526	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	14.7%
Equity
Preferred Stock	$7,132	Comparable multiples	EV/EBITDA(6)	13.0x - 20.0x	19.9x
	$15,875	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$3,250	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	11.3x
	$724	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$223	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of March 31, 2026, the income approach was used in the determination of fair value for $1,290,717 or 90.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	March 31, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$20,270	$1,386,852	$1,407,122	$—	$—	$1,468,487	$1,468,487
1st Lien/Last-Out Unitranche	—	—	28,303	28,303	—	—	29,474	29,474
2nd Lien/Senior Secured Debt	—	—	1,907	1,907	—	—	2,526	2,526
Unsecured Debt	—	—	6,654	6,654	—	—	6,654	6,654
Preferred Stock	—	—	21,322	21,322	—	—	23,007	23,007
Common Stock	—	—	3,520	3,520	—	—	3,974	3,974
Warrants	—	—	415	415	—	—	223	223
Investments in Affiliated Money Market Fund	122,393	—	—	122,393	124,974	—	—	124,974
Total	$122,393	$20,270	$1,448,973	$1,591,636	$124,974	$—	$1,534,345	$1,659,319

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2026
1st Lien/Senior Secured Debt	$1,468,487	$14,266	$(40)	$(20,554)	$(54,735)	$1,224	$—	$(21,796)	$1,386,852	$(20,338)
1st Lien/Last-Out Unitranche	29,474	75	—	(1,267)	—	21	—	—	28,303	(1,267)
2nd Lien/Senior Secured Debt	2,526	—	—	(619)	—	—	—	—	1,907	(619)
Unsecured Debt	6,654	—	—	—	—	—	—	—	6,654	(1)
Preferred Stock	23,007	—	—	(1,685)	—	—	—	—	21,322	(1,685)
Common Stock	3,974	—	—	(454)	—	—	—	—	3,520	(454)
Warrants	223	—	—	192	—	—	—	—	415	192
Total assets	$1,534,345	$14,341	$(40)	$(24,387)	$(54,735)	$1,245	$—	$(21,796)	$1,448,973	$(24,172)
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$1,976,683	$32,522	$(8,881)	$5,149	$(150,348)	$2,310	$—	$—	$1,857,435	$(1,614)
1st Lien/Last-Out Unitranche	22,642	7,034	—	(19)	—	19	—	—	29,676	(19)
2nd Lien/Senior Secured Debt	3,587	—	—	240	—	—	—	—	3,827	240
Unsecured Debt	14,969	—	—	93	—	2	—	—	15,064	93
Preferred Stock	34,482	—	—	815	—	—	—	—	35,297	815
Common Stock	18,475	2,755	—	(1,632)	—	—	—	—	19,598	(1,632)
Warrants	379	—	—	36	—	—	—	—	415	36
Total assets	$2,071,217	$42,311	$(8,881)	$4,682	$(150,348)	$2,331	$—	$—	$1,961,312	$(2,081)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 263% and 251%.

The Company’s outstanding debt was as follows:

	March 31, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$581,754	$—	$582,194	$627,354	$—	$627,892

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, the Company had outstanding borrowings denominated in USD of $576,900 and in GBP of GBP 4,000. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $622,500 and in GBP of GBP 4,000.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 was 5.95% and for the year ended December 31, 2025 was 6.52%. The average debt of the aggregate borrowings outstanding for the three months ended March 31, 2026 was $608,273 and for the year ended December 31, 2025 was $790,456.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2026, the total commitments under the JPM Revolving Credit Facility were $581,754. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of March 31, 2026, the Company was in compliance with all of these covenants.

Costs of $15,065 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $1,506 and $2,272.

The following table presents summary information regarding the JPM Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$8,918	$15,516
Facility fees	369	1,366
Amortization of financing costs	766	783
Total	$10,053	$17,665
Weighted average interest rate	5.95%	6.61%
Average outstanding balance	$608,273	$952,277

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,100	$1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	832
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,603
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	2,831	2,831
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,187	1,187
Diligent Corporation	9,573	9,494
ESO Solutions, Inc.	263	329
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,160	1,160
Experity, Inc.	3,023	3,023
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	2,100	2,100
Gainsight, Inc.	5,182	5,182
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,645
GS AcquisitionCo, Inc. (dba Insightsoftware)	434	575
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	268	1,284
Honor HN Buyer, Inc	2,224	2,224
iCIMS, Inc.	1,599	1,358
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,396	1,396
NFM & J, L.P. (dba the Facilities Group)	1,528	1,685
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	3,991	3,991
Pluralsight, Inc.	7,663	7,663
Riverpoint Medical, LLC	1,806	1,806
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Southeast Mechanical, LLC	1,700	1,700
SpendMend Holdings LLC	1,337	1,338
Streamland Media Midco LLC	343	275
Summit Buyer, LLC (dba Classic Collision)	2,356	3,299
Sundance Group Holdings, Inc. (dba NetDocuments)	6,866	5,576
Superman Holdings, LLC (dba Foundation Software)	4,365	4,365
Sweep Purchaser LLC	3,361	3,361
USN Opco LLC (dba Global Nephrology Solutions)	2,812	2,812
Volt Bidco, Inc. (dba Power Factors)	2,091	3,593
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	2,146	276
Zarya HoldCo, Inc. (dba Eptura)	7,185	8,383
Elemica Parent, Inc.	—	31
Total 1st Lien/Senior Secured Debt	$93,095	$94,281
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$138	$214
Total 1st Lien/Last-Out Unitranche	$138	$214
Total	$93,233	$94,495

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the three months ended March 31, 2026 and 2025.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2026
February 25, 2026	April 2, 2026	May 8, 2026	$2.72	(1)
For the Three Months Ended March 31, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
(1)
$2.72 is considered a return of capital distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in Members’ Capital from operations	$(1,315)	$24,830
Weighted average Units outstanding	13,854,750	13,854,750
Basic and diluted earnings (loss) per unit	$(0.09)	$1.79

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
NAV, beginning of period	$68.62	$79.27
Net investment income	1.68	2.10
Net realized and unrealized gains (losses)(2)	(1.78)	(0.30)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—(3)	—
Net increase in Members’ Capital from operations(2)	$(0.10)	$1.80
Total increase (decrease) in Members’ Capital	$(0.10)	$1.80
NAV, end of period	$68.52	$81.07
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,854,750
Total return based on NAV(4)	(0.15)%	2.27%
Supplemental Data/Ratio:(5)
Members’ Capital, end of period	$949,377	$1,123,159
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	2.04%	1.91%
Ratio of interest and other debt expenses to average Members’ Capital	4.29%	6.45%
Ratio of incentive fees to average Members’ Capital	(0.02)%	0.39%
Ratio of total expenses to average Members’ Capital	6.31%	8.75%
Ratio of net investment income to average Members’ Capital	9.86%	11.84%
Portfolio turnover	1%	2%

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
(5)
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

The Company will pay a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2026 through June 30, 2026, which will be payable on or about July 29, 2026 to Unitholders of record as of July 2, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through March 31, 2026, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2025.

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

• taxes or governmental fees;

• the fees and expenses of our Administrator (as defined below), transfer agent, or sub-transfer agent;

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 263% and 251%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,474.92	$1,407.12	$1,514.12	$1,468.49
First Lien/Last-Out Unitranche	30.92	28.30	30.82	29.48
Second Lien/Senior Secured Debt	3.79	1.91	3.79	2.53
Unsecured Debt	6.56	6.65	6.56	6.65
Preferred Stock	16.00	21.32	16.00	23.01
Common Stock	23.52	3.52	23.52	3.97
Warrants	1.67	0.42	1.67	0.22
Total investments	$1,557.38	$1,469.24	$1,596.48	$1,534.35

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	11.6%	9.8%	11.7%
First Lien/Last-Out Unitranche(2)(3)	9.3%	10.2%	9.4%	9.8%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.1%	11.3%	9.5%	11.4%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	55	56
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.2x	6.0x
Weighted average interest coverage(3)	1.8x	1.9x
Median EBITDA(3)	$60.28 million	$56.84 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 15.1% and 15.7% of total debt investments at fair value.

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

	As of
	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,299.47	88.5%	1,366.02	89.0%
Grade 3	115.05	7.8%	129.86	8.5%
Grade 4	54.72	3.7%	38.46	2.5%
Total Investments	$1,469.24	100.0%	$1,534.34	100.0%

The increase in investments with a Grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $44.8 million being downgraded from a Grade 3 investment performance rating due to financial underperformance, partially offset by the upgrade of the investments with an aggregate fair value of $12.3 million from Grade 4 to Grade 3 investment performance rating due to improved financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,470.54	94.4%	$1,558.43	97.6%
Non-accrual	86.84	5.6%	38.05	2.4
Total Investments	$1,557.38	100.0%	$1,596.48	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
First Lien/Senior Secured Debt	$0.69	$3.22
Total	$0.69	$3.22
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$46.64	$123.13
Total	$46.64	$123.13
Net increase (decrease) in portfolio	$(45.95)	$(119.91)
Number of existing portfolio companies with new investment commitments	1	1
Total new investment commitment amount in existing portfolio companies	$0.69	$3.22
Weighted average remaining term for new investment commitments (in years)(2)	3.0	4.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.2%	12.3%
Weighted average yield on new investment commitments(5)	9.2%	12.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.0%	10.5%
Weighted average yield on investments sold or repaid(7)	10.0%	10.5%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Total investment income	$37.87	$56.41
Net expenses	(14.59)	(27.27)
Net investment income	23.28	29.14
Net realized gain (loss) on investments	(0.04)	(8.88)
Net unrealized appreciation (depreciation) on investments	(26.01)	4.51
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	1.42	0.09
Income tax (provision) benefit, realized and unrealized gain/loss	0.03	(0.03)
Net increase (decrease) in members’ capital from operations	$(1.32)	$24.83

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest income	$31.44	$49.01
Payment-in-kind income	5.13	6.22
Dividend income	1.04	0.84
Other income	0.26	0.34
Total investment income	$37.87	$56.41

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $49.01 million for the three months ended March 31, 2025 to $31.44 million for the three months ended March 31, 2026. The decrease was primarily due to a decline in base interest rates in addition to the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $2,009.79 million as of March 31, 2025 to $1,557.38 million as of March 31, 2026.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest and other debt expenses	$10.05	$17.67
Management fees	3.53	4.15
Incentive fees	(0.23)	4.38
Professional fees	0.50	0.37
Directors’ fees	0.08	0.07
Other general and administrative expenses	0.66	0.63
Total expenses	$14.59	$27.27

In the table above:

•
Interest and other debt expenses decreased from $17.67 million for the three months ended March 31, 2025 to $10.05 million for the three months ended March 31, 2026. The decrease was primarily driven by the decrease in weighted average daily borrowings from $952.28 for the three months ended March 31, 2025 to $608.27 million for the three months ended March 31, 2026.
•
Management Fees decreased from $4.15 million for the three months ended March 31, 2025 to $3.53 million for the three months ended March 31, 2026. The decrease was primarily driven by a decrease in members' capital.
•
Incentive Fees decreased from $4.38 million for the three months ended March 31, 2025 to $(0.23) million for the three months ended March 31, 2026. The decrease was primarily driven by the decrease in results of operations before incentive fees from $29.21 million for the three months ended March 31, 2025 to $(1.55) million for the three months ended March 31, 2026.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Streamland Media Midco LLC	$—	$(8.88)
Diligent Corporation	(0.04)	—
Net realized gain (loss) on investments	$(0.04)	$(8.88)

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Unrealized appreciation	$4.11	$10.34
Unrealized depreciation	(30.12)	(5.83)
Net change in unrealized appreciation (depreciation) on investments	$(26.01)	$4.51

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended March 31, 2026
($ in millions)
Portfolio Company:
Volt Bidco, Inc. (dba Power Factors)	$1.64
Thrasio, LLC	1.60
Premier Imaging, LLC (dba Lucid Health)	0.35
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	0.23
USN Opco LLC (dba Global Nephrology Solutions)	0.15
GS AcquisitionCo, Inc. (dba Insightsoftware)	(1.62)
CloudBees, Inc.	(1.94)
MerchantWise Solutions, LLC (dba HungerRush)	(1.97)
One GI LLC	(5.14)
Pluralsight, Inc.	(8.13)
Other, net (1)	(11.18)
Total	$(26.01)

(1)
Includes gross unrealized appreciation of $0.14 million and gross unrealized depreciation of $(11.32) million

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2026 was primarily driven by market volatility during the period. The unrealized depreciation was further impacted by the financial underperformance of certain portfolio companies, most notably Pluralsight, Inc. and One GI LLC. These declines were partially offset by unrealized appreciation on Volt Bidco, Inc. (dba Power Factors) and Thrasio, LLC, reflecting improved performance.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 263% and 251%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	March 31, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the three months ended March 31, 2026 and 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2026:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$582.19	$582.19	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2026, we had outstanding borrowings denominated in USD of $576.90 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of March 31, 2026, the total commitments under the JPM Revolving Credit Facility were $581.75 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at that time.

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$93.09	$94.29
First Lien/Last-Out Unitranche	0.14	0.21
Total	$93.23	$94.50

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

RECENT DEVELOPMENTS

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period April 1, 2026 through June 30, 2026, payable on or about July 29, 2026 to Unitholders of record as of July 2, 2026.

Resignation of Director

Effective as of the close of business on March 31, 2026, Susan B. McGee resigned from the Board and all committees thereof.

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

As of March 31, 2026 and December 31, 2025, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2026 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$33.57	$(13.34)	$20.23
Up 200 basis points	22.38	(8.89)	13.49
Up 100 basis points	11.19	(4.45)	6.74
Up 75 basis points	8.39	(3.34)	5.05
Up 50 basis points	5.60	(2.22)	3.38
Up 25 basis points	2.80	(1.11)	1.69
Down 25 basis points	(2.80)	1.11	(1.69)
Down 50 basis points	(5.60)	2.22	(3.38)
Down 75 basis points	(8.39)	3.34	(5.05)
Down 100 basis points	(11.19)	4.45	(6.74)
Down 200 basis points	(22.38)	8.89	(13.49)
Down 300 basis points	(30.88)	13.34	(17.54)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 3, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: May 12, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)