Form 10-Q
period 2026-06-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2026-08-11
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 13,854,750 limited liability company common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2026 (Unaudited)	December 31, 2025

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,408,134 and $1,517,244)	$1,335,779	$1,467,569
Non-controlled affiliated investments (cost of $59,452 and $79,234)	33,456	66,776
Total investments, at fair value (cost of $1,467,586 and $1,596,478)	$1,369,235	$1,534,345
Investments in affiliated money market fund (cost of $91,664 and $124,974)	91,664	124,974
Cash	6,015	22,089
Interest and dividends receivable	12,666	15,285
Deferred financing costs	732	2,272
Other assets	649	508
Total assets	$1,480,961	$1,699,473
Liabilities
Debt	$460,006	$627,892
Interest and other debt expenses payable	7,399	10,795
Management fees payable	3,481	3,716
Incentive fees payable	80,382	77,983
Distribution payable	—	25,077
Accrued expenses and other liabilities	3,133	3,318
Total liabilities	$554,401	$748,781
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of June 30, 2026 and December 31, 2025)	1,225,398	1,263,120
Distributable earnings (loss)	(298,838)	(312,428)
Total members’ capital	$926,560	$950,692
Total liabilities and members’ capital	$1,480,961	$1,699,473
Net asset value per unit	$66.88	$68.62

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,575	$45,122	$61,210	$93,174
Payment-in-kind income	3,568	4,527	8,650	10,282
Other income	340	309	582	643
From non-controlled affiliated investments:
Dividend income	1,055	1,123	2,099	1,958
Interest income	3,236	751	4,041	1,708
Payment-in-kind income	2,642	640	2,692	1,103
Other income	12	12	24	22
Total investment income	$41,428	$52,484	$79,298	$108,890
Expenses:
Interest and other debt expenses	$9,129	$14,903	$19,182	$32,568
Management fees	3,481	4,168	7,013	8,318
Incentive fees	2,631	4,219	2,399	8,600
Professional fees	515	445	1,018	815
Directors’ fees	53	74	137	148
Other general and administrative expenses	494	490	1,144	1,120
Total expenses	$16,303	$24,299	$30,893	$51,569
Net investment income	$25,125	$28,185	$48,405	$57,321
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(331)	$(40)	$(9,212)
Foreign currency and other transactions	1	276	1,368	511
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(4,384)	418	(22,680)	5,756
Non-controlled affiliated investments	(5,826)	(3,994)	(13,538)	(4,819)
Foreign currency translations	(19)	(315)	41	(458)
Net realized and unrealized gains (losses)	$(10,228)	$(3,946)	$(34,849)	$(8,222)
(Provision) benefit for taxes on realized gain/loss on investments	$8	$(334)	$34	$(364)
Net increase (decrease) in members’ capital from operations	$14,905	$23,905	$13,590	$48,735
Weighted average units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted net investment income per unit	$1.81	$2.04	$3.49	$4.14
Basic and diluted earnings (loss) per unit	$1.08	$1.73	$0.98	$3.52

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Members’ capital at beginning of period	$949,377	$1,123,159	$950,692	$1,098,329
Increase in members’ capital from operations:
Net investment income	$25,125	$28,185	$48,405	$57,321
Net realized gain (loss)	1	(55)	1,328	(8,701)
Net change in unrealized appreciation (depreciation)	(10,229)	(3,891)	(36,177)	479
(Provision) benefit for taxes on realized gain/loss on investments	8	(334)	34	(364)
Net increase in members’ capital from operations	$14,905	$23,905	$13,590	$48,735
Distributions to unitholders from:
Distributable earnings	$—	$(32,808)	$—	$(32,808)
Return of capital	(37,722)	—	(37,722)	—
Total distributions to unitholders	$(37,722)	$(32,808)	$(37,722)	$(32,808)
Total increase (decrease) in members’ capital	$(22,817)	$(8,903)	$(24,132)	$15,927
Members’ capital at end of period	$926,560	$1,114,256	$926,560	$1,114,256
Distributions per unit	$2.72	$2.37	$2.72	$2.37

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$13,590	$48,735
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(19,639)	(33,158)
Payment-in-kind interest capitalized	(11,337)	(11,404)
Investments in affiliated money market fund, net	33,310	(85,348)
Proceeds from sales of investments and principal repayments	163,872	344,304
Net realized (gain) loss on investments	40	9,212
Net change in unrealized (appreciation) depreciation on investments	36,218	(937)
Net change in unrealized (appreciation) depreciation on foreign currency transactions	47	(48)
Amortization of premium and accretion of discount, net	(4,044)	(5,697)
Amortization of deferred financing costs	1,540	1,559
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	2,619	6,683
(Increase) decrease in other assets	(141)	204
Increase (decrease) in interest and other debt expenses payable	(3,396)	(5,787)
Increase (decrease) in management fees payable	(235)	15
Increase (decrease) in incentive fees payable	2,399	8,600
Increase (decrease) in accrued expenses and other liabilities	(185)	(816)
Net cash provided by (used for) operating activities	$214,658	$276,117
Cash flows from financing activities:
Distributions paid	$(62,799)	$(64,940)
Financing costs paid	—	(44)
Repayments of debt	(167,886)	(220,622)
Net cash provided by (used for) financing activities	$(230,685)	$(285,606)
Net increase (decrease) in cash	$(16,027)	$(9,489)
Effect of foreign exchange rate changes on cash	(47)	48
Cash, beginning of period	22,089	27,340
Cash, end of period	$6,015	$17,899
Supplemental and non-cash activities
Interest expense paid	$20,015	$33,741
Exchange of investments	$—	$15,956

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 145.0%
Canada - 3.2%
1st Lien/Senior Secured Debt - 3.2%
Everest Clinical Research Corporation	Professional Services	8.38%	S + 4.50%	11/06/28		$4,375	$4,330	$4,331	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.38%	S + 4.50%	11/06/28		6,564	6,511	6,498	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	11/06/28		1,160	(7)	(12)	(5) (6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.07%	S + 6.25%	05/25/27		19,155	19,086	18,724	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(10)	(69)	(5) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							29,910	29,472
Total Canada							$29,910	$29,472
United Kingdom - 1.5%
1st Lien/Senior Secured Debt - 1.5%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	7,013	$8,513	$8,977	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	4,140	5,172	5,299	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt							13,685	14,276
Total United Kingdom							$13,685	$14,276
United States - 140.3%
1st Lien/Senior Secured Debt - 136.5%
Thrasio, LLC	Broadline Retail	14.01%	S + 10.26%	06/18/29		$3,711	$2,957	$3,693	(5) (6) (7) (10)
3SI Security Systems, Inc.	Commercial Services & Supplies		S + 6.50%	12/16/26		1,826	1,802	1,164	(6) (7) (11)
Sweep Purchaser LLC	Commercial Services & Supplies	9.52%	S + 5.75% PIK	06/30/27		21,112	21,057	20,848	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.51%	S + 5.75%	06/30/27		9,404	9,388	9,310	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	10.15%	S + 5.75%	06/30/27		4,201	1,249	1,218	(5) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.16%	S + 5.50%	06/29/27		28,580	28,496	28,508	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(2)	(2)	(5) (6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		29,825	29,706	29,452	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.23%	S + 4.50%	08/29/31		9,735	9,678	9,613	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(16)	(55)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		12,623	12,475	12,497	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		4,238	4,186	4,195	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		4,210	4,161	4,168	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		2,359	2,327	2,336	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services		S + 5.00%	12/21/29		2,100	(22)	(21)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	8.88%	S + 5.00%	12/21/29		1,706	1,677	1,689	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.83%	S + 6.00%	12/15/26		16,931	16,903	16,465	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.58%	S + 5.75%	12/15/26		14,183	14,169	13,793	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.83%	S + 6.00%	12/15/26		12,995	12,981	12,637	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.83%	S + 6.00%	12/15/26		7,021	7,006	6,827	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.82%	S + 6.00%	12/15/26		2,263	2,260	2,201	(5) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.98%	S + 5.25%	10/19/28		39,908	39,635	39,509	(5) (6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	8.98%	S + 5.25%	10/19/28		7,982	7,924	7,902	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/28	$3,991	$(25)	$(40)	(5) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27	9,504	9,459	9,433	(5) (6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	9.76%	S + 6.00%	07/06/27	6,681	6,644	6,631	(5) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(7)	(13)	(5) (7) (9) (10)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31	16,817	16,687	16,649	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	8.73%	S + 5.00%	06/02/31	8,516	8,450	8,431	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	10.75%	P + 4.00%	05/31/30	2,178	748	741	(5) (6) (7) (9)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment	9.83%	S + 6.00%	12/31/27	21,726	21,599	21,617	(5) (6) (7)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	Entertainment		S + 6.00%	12/31/27	2,831	(14)	(14)	(5) (6) (7) (9)
Streamland Media Midco LLC	Entertainment	9.49%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	7,960	7,859	7,402	(5) (6) (7)
Streamland Media Midco LLC	Entertainment	9.47%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,566	1,395	1,395	(5) (7) (9)
Streamland Media Midco LLC	Entertainment	9.49%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,123	1,123	1,044	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.73%	S + 5.00%	12/06/29	21,521	21,371	21,413	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(12)	(14)	(5) (6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.66%	S + 5.00%	12/06/29	938	928	934	(5) (6) (7)
Aria Systems, LLC	Financial Services	13.76%	S + 10.00% (Incl. 2.00% PIK)	06/30/26	24,417	24,417	24,173	(5) (6) (7) (12)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.76%	S + 6.00%	01/25/28	48,084	47,829	47,483	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services		S + 6.00%	01/25/28	1,924	(9)	(24)	(5) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.98%	S + 5.25%	05/25/28	22,032	21,940	19,829	(5) (6) (7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	8.98%	S + 5.25%	05/25/28	914	909	822	(5) (6) (7) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.23%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	19,016	18,880	15,213	(5) (6) (7)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services	11.23%	S + 7.50% (Incl. 4.50% PIK)	06/01/28	3,994	3,964	3,195	(5) (6) (7)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.82%	S + 6.00%	12/06/27	8,271	8,250	7,630	(5) (6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27	6,013	6,007	5,517	(5) (6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27	2,851	2,845	2,615	(5) (6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27	2,830	2,826	2,597	(5) (6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27	2,593	2,590	2,379	(5) (6) (7) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.24%	S + 5.50%	12/06/27	1,365	1,364	1,252	(5) (6) (7) (13)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.14%	S + 4.50%	06/21/27	11,862	11,827	11,832	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.14%	S + 4.50%	06/21/27	8,399	8,378	8,378	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies	8.14%	S + 4.50%	06/21/27	4,149	4,126	4,139	(5) (6) (7)
Riverpoint Medical, LLC	Health Care Equipment & Supplies		S + 4.50%	06/21/27	1,806	(4)	(5)	(5) (6) (7) (9)
Argos Health Holdings, Inc	Health Care Providers & Services	8.68%	S + 5.00%	12/03/29	19,052	18,878	18,862	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	19,673	19,673	16,427	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	4,982	4,982	4,160	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	1,918	1,918	1,601	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services	12.49%	S + 8.50% (Incl. 2.25% PIK)	09/30/26	327	327	273	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.64%	S + 5.00%	08/07/31	9,434	9,373	9,340	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	821	(9)	(8)	(5) (6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	366	(6)	(4)	(5) (6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	9.48%	S + 5.75% (Incl. 4.04% PIK)	06/15/29	20,809	20,749	17,948	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
CORA Health Holdings Corp	Health Care Providers & Services	9.49%	S + 5.75%	06/15/29	$337	$336	$290	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.58%	S + 5.75%	08/28/28	18,774	18,639	16,896	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.58%	S + 5.75%	08/28/28	1,976	1,963	1,779	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.58%	S + 5.75%	08/26/27	1,552	1,546	1,397	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	21,102	20,995	21,049	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	19,041	18,913	18,994	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.63%	S + 5.75%	10/15/27	13,346	13,272	13,313	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	2,542	(11)	(6)	(5) (7) (9)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	20,282	20,103	15,516	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	9,968	9,880	7,626	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	8,433	8,358	6,451	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	5,472	5,423	4,186	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75%	12/22/25	3,246	3,218	2,483	(5) (6) (7) (11) (12)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	18,047	18,047	13,355	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	11,798	11,798	8,730	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	4,995	4,995	3,696	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	9.99%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	3,165	3,165	2,342	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	11,782	11,716	11,664	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	3,243	3,223	3,210	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	8.88%	S + 5.00%	03/01/28	1,605	258	251	(5) (6) (7) (9)
ESO Solutions, Inc.	Health Care Technology	9.17%	S + 5.50%	05/03/27	36,294	36,171	36,022	(5) (6) (7)
ESO Solutions, Inc.	Health Care Technology	9.16%	S + 5.50%	05/03/27	3,292	2,229	2,214	(5) (6) (7) (9)
Experity, Inc.	Health Care Technology	8.73%	S + 5.00% (Incl. 2.25% PIK)	02/22/30	22,671	22,528	22,331	(5) (6) (7)
Experity, Inc.	Health Care Technology		S + 5.00% (Incl. 2.25% PIK)	02/22/30	3,023	(17)	(45)	(5) (6) (7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	10,987	10,884	10,822	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,396	(10)	(21)	(5) (6) (7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.58%	S + 5.00%	05/11/29	984	974	969	(5) (6) (7)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	10,282	6,057	5,186	(5) (6) (7) (11)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	12,976	12,853	11,289	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	12,704	12,644	11,052	(5) (6) (7)
WebPT, Inc.	Health Care Technology		S + 6.25% (Incl. 3.13% PIK)	01/18/30	2,146	(9)	(279)	(5) (6) (7) (9)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	1,846	1,836	1,606	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.98%	S + 9.25%	12/17/29	18,327	18,200	12,875	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	12.98%	S + 9.25%	06/18/29	1,146	1,139	805	(5) (6) (7)
Diligent Corporation	Professional Services	8.67%	S + 5.00%	08/02/30	44,850	44,607	44,402	(5) (6) (7)
Diligent Corporation	Professional Services	12.09%	S + 8.42% (Incl. 3.42% PIK)	08/02/30	7,689	7,647	7,612	(5) (6) (7)
Diligent Corporation	Professional Services	8.65%	S + 5.00%	08/02/30	5,255	2,050	2,023	(5) (7) (9)
iCIMS, Inc.	Professional Services	9.42%	S + 5.75%	08/18/28	21,171	21,032	19,477	(5) (6) (7)
iCIMS, Inc.	Professional Services	9.41%	S + 5.75%	08/18/28	1,860	528	390	(5) (6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.51%	S + 5.75%	11/30/28	15,093	14,988	15,018	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.51%	S + 5.75%	11/30/28	14,847	14,755	14,773	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.50%	P + 4.75%	11/30/28	$2,696	$1,421	$1,424	(5) (6) (7) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	16,338	14,160	776	(5) (6) (7) (10) (11)
Pluralsight, Inc.	Professional Services	8.14%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,920	8,859	8,206	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(438)	(5) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.14%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,460	4,460	4,103	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(175)	(5) (7) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.33%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	34,882	34,721	31,743	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.50%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	11,186	11,147	10,179	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.33%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,700	10,666	9,737	(5) (6) (7) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	78,733	78,733	77,946	(5) (6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.16%	S + 6.50%	07/01/27	8,383	3,593	3,509	(5) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.17%	S + 6.50%	07/01/27	2,025	2,011	2,005	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.54%	S + 6.00%	09/10/27	2,565	2,555	2,334	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	09/10/27	1,100	(4)	(99)	(5) (6) (7) (9)
Acquia, Inc.	Software	9.83%	S + 6.00%	10/30/26	24,940	24,908	24,317	(5) (6) (7)
Acquia, Inc.	Software	9.82%	S + 6.00%	10/30/26	1,933	1,931	1,885	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.93%	S + 7.00%	12/31/26	35,280	35,206	34,310	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.93%	S + 8.00%	12/31/26	5,900	5,900	5,826	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	10.93%	S + 7.00%	12/31/26	4,160	3,321	3,214	(5) (6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.93%	S + 8.00%	12/31/26	2,127	2,127	2,100	(5) (6) (7)
Gainsight, Inc.	Software	9.48%	S + 5.50%	07/30/27	26,421	26,331	26,157	(5) (6) (7)
Gainsight, Inc.	Software		S + 5.50%	07/30/27	5,182	(16)	(52)	(5) (6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.41%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	11,979	11,895	11,919	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	8.91%	S + 5.00% (Incl. 2.00% PIK)	01/17/31	1,774	1,759	1,730	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	11.00%	P + 4.25%	01/17/31	1,645	121	119	(5) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	50,858	50,430	50,223	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	6,866	378	337	(5) (6) (7) (9)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30	19,391	19,053	19,391	(5) (6)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.39%	S + 5.75%	10/07/30	10,869	10,677	10,869	(5) (6)
Total 1st Lien/Senior Secured Debt						1,341,492	1,264,518

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date	Maturity	Par (4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 3.0%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$7,744	$6,373	$3,117	(5) (6) (7) (11) (14)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%		07/07/28	17,879	17,690	17,656	(5) (6) (7) (14)
EDB Parent, LLC (dba Enterprise DB)	Software	10.66%	S + 7.00%		07/07/28	6,958	6,896	6,809	(5) (7) (9) (14)
Total 1st Lien/Last-Out Unitranche							30,959	27,582
2nd Lien/Senior Secured Debt - 0.1%
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	$14,704	$—	$—	(5) (6) (7) (15)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,052	3,789	1,023	(5) (6) (7) (15)
Total 2nd Lien/Senior Secured Debt							3,789	1,023
Unsecured Debt - 0.7%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	$7,649	$6,559	$6,654	(6) (7) (15) (16)
Total Unsecured Debt							6,559	6,654
Total United States							$1,382,799	$1,299,777
Total Debt Investments							$1,426,394	$1,343,525

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 2.8%
United States - 2.8%
Common Stock - 0.5%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(5) (7) (10) (15) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,240	(5) (7) (10) (15) (16)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,188	(5) (7) (15) (16)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	—	(5) (7) (15) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(5) (7) (15) (16)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	716	(5) (7) (15) (16)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	—	(5) (7) (10) (15) (16)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	63	(5) (7) (15) (16)
Total Common Stock				23,521	4,207
Preferred Stock - 2.3%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	$92	$127	(5) (7) (15) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(5) (7) (15) (16) (17)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	6,917	(5) (7) (15) (16)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	14,093	(5) (7) (15) (16)
Total Preferred Stock				16,005	21,137
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$366	(5) (7) (15) (16)
Total Warrants				1,666	366
Total United States				$41,192	$25,710
Total Equity Securities				$41,192	$25,710
Total Investments - 147.8%				$1,467,586	$1,369,235
Investments in Affiliated Money Market Fund - 9.9%
United States - 9.9%
Goldman Sachs Financial Square Government Fund - Institutional Shares			91,663,767	$91,664	$91,664	(6) (18) (19)
Total Investments in Affiliated Money Market Fund				91,664	91,664
Total United States				$91,664	$91,664
Total Investments and Investments in Affiliated Money Market Fund - 157.7%				$1,559,250	$1,460,899

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2026, 1 month S was 3.65%, 3 month S was 3.73%, 6 month S was 3.85%, 3 month SN was 3.73%, and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, the aggregate fair value of these non-qualifying assets is $95,407 or 6.4% of the Company’s total assets.
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
(11)
The investment is on non-accrual status. See Note 2 "Significant Accounting Policies".
(12)
The Company is in discussions with the portfolio company to extend the maturity date through an amendment.
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
(15)
Non-income producing security.
(16)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of
June 30, 2026, the aggregate fair value of these securities is $32,364 or 3.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(17)
Amount rounds to less than $1.
(18)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(19)
The annualized seven-day yield as of June 30, 2026 is 3.53%.

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

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date	Maturity	Par (5)	Cost	Fair Value	Footnotes
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.67%	S + 5.00%		06/02/31	$16,903	$16,762	$16,903	(6) (7) (8)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	8.69%	S + 5.00%		06/02/31	9,266	7,547	7,616	(6) (7) (8) (10)
Summit Buyer, LLC (dba Classic Collision)	Specialty Retail	10.75%	P + 4.00%		05/31/30	2,178	513	529	(6) (7) (8) (10)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%		10/07/30	19,490	19,120	19,295	(6) (7) (8)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	Trading Companies & Distributors	9.47%	S + 5.75%		10/07/30	10,925	10,713	10,815	(6) (7) (8)
Total 1st Lien/Senior Secured Debt							1,470,655	1,424,099
1st Lien/Last-Out Unitranche - 3.1%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$7,389	$6,428	$5,099	(6) (7) (8) (12) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	17,879	17,648	17,700	(6) (7) (8) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	10.84%	S + 7.00%		07/07/28	6,958	6,745	6,675	(6) (8) (10) (15)
Total 1st Lien/Last-Out Unitranche							30,821	29,474
2nd Lien/Senior Secured Debt - 0.3%
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	$14,704	$—	$—	(6) (7) (8) (16)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,052	3,789	2,526	(6) (7) (8) (16)
Total 2nd Lien/Senior Secured Debt							3,789	2,526
Unsecured Debt - 0.7%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	$7,649	$6,558	$6,654	(4) (7) (8) (16)
Total Unsecured Debt							6,558	6,654
Total United States							$1,511,823	$1,462,753
Total Debt Investments							$1,555,286	$1,507,141

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of December 31, 2025

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares (5)	Cost	Fair Value	Footnotes
Equity Securities - 2.9%
United States - 2.9%
Common Stock - 0.4%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(4) (6) (8) (11) (16)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,435	(4) (6) (8) (11) (16)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	1,751	(4) (6) (8) (16)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	—	(4) (6) (8) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(4) (6) (8) (11) (16)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	724	(4) (6) (8) (16)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	—	(4) (6) (8) (11) (16)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	64	(4) (6) (8) (16)
Total Common Stock				23,521	3,974
Preferred Stock - 2.4%
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	$92	$116	(4) (6) (8) (16)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(4) (6) (8) (11) (16) (17)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	7,016	(4) (6) (8) (16)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	15,875	(4) (6) (8) (16)

Total Preferred Stock				16,005	23,007
Warrants - 0.1%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$223	(4) (6) (8) (16)
Total Warrants				1,666	223
Total United States				$41,192	$27,204
Total Equity Securities				$41,192	$27,204
Total Investments - 161.4%				$1,596,478	$1,534,345
Investments in Affiliated Money Market Fund - 13.1%
United States - 13.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares			124,973,865	$124,974	$124,974	(7) (18) (19)
Total Investments in Affiliated Money Market Fund				124,974	124,974
Total United States				$124,974	$124,974
Total Investments and Investments in Affiliated Money Market Fund - 174.5%				$1,721,452	$1,659,319

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
(4)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of
December 31, 2025, the aggregate fair value of these securities is $33,858 or 3.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
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
(14)
The Company is in discussions with the portfolio company to extend the maturity date through an amendment.
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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Prepayment premiums	$9	$268	$9	$268
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1,903	$2,081	$2,183	$2,937

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026, the Company had certain investments held in five portfolio companies on non-accrual status, which represented 5.1% and 3.4% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.4% and 2.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a “Custodian”). As of June 30, 2026 and December 31, 2025, the Company held $6,015 and $22,089 in cash. Foreign currency of $1,522 and $557 (acquisition cost of $1,571 and $559) is included in cash as of June 30, 2026 and December 31, 2025.

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

For the three and six months ended June 30, 2026, Management Fees amounted to $3,481 and $7,013. As of June 30, 2026, $3,481 remained payable. For the three and six months ended June 30, 2025, Management Fees amounted to $4,168 and $8,318.

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

For the three and six months ended June 30, 2026, the Company accrued unvested Incentive Fees of $2,631 and $2,399. As of June 30, 2026, $80,382 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and six months ended June 30, 2025, the Company accrued unvested Incentive Fees of $4,219 and $8,600.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and six months ended June 30, 2026 and 2025, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $289 and $581. As of June 30, 2026, $502 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $337 and $681.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses. For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $30 and $65. As of June 30, 2026, $26 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $30 and $59.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$124,974	$356,134	$(389,444)	$—	$—	$91,664	$2,099
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	17,569	42	(83)	—	(237)	17,291	846
MedeAnalytics Group Holdings, LLC	6,761	—	(6,057)	—	(704)	—	—
Pluralsight, Inc.	24,891	127	(66)	—	(12,480)	12,472	578
Thrasio Holdings, Inc.	17,555	4,215	(17,960)	—	(117)	3,693	5,333
Total Non-Controlled Affiliates	$191,750	$360,518	$(413,610)	$—	$(13,538)	$125,120	$8,856
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$84,647	$998,921	$(958,594)	$—	$—	$124,974	$4,382
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	19,452	81	(1,697)	—	(267)	17,569	1,848
MedeAnalytics Group Holdings, LLC	6,680	—	—	—	81	6,761	—
Pluralsight, Inc.	38,218	1,636	(66)	—	(14,897)	24,891	2,653
Thrasio Holdings, Inc.	16,465	841	—	—	249	17,555	719
Total Non-Controlled Affiliates	$165,462	$1,001,479	$(960,357)	$—	$(14,834)	$191,750	$9,602

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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2026 and December 31, 2025, there were $1,128 and $1,147 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	June 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,385,087	$1,308,266	$1,514,118	$1,468,487
1st Lien/Last-Out Unitranche	30,959	27,582	30,821	29,474
2nd Lien/Senior Secured Debt	3,789	1,023	3,789	2,526
Unsecured Debt	6,559	6,654	6,558	6,654
Preferred Stock	16,005	21,137	16,005	23,007
Common Stock	23,521	4,207	23,521	3,974
Warrants	1,666	366	1,666	223
Total investments	$1,467,586	$1,369,235	$1,596,478	$1,534,345

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	June 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	16.2%	23.9%	17.3%	27.9%
Software	14.8	22.0	14.8	23.9
Professional Services	11.2	16.6	11.5	18.5
Diversified Consumer Services	10.5	15.5	9.3	15.1
Real Estate Mgmt. & Development	9.9	14.6	8.6	13.9
Financial Services	9.7	14.4	8.9	14.4
Health Care Technology	7.9	11.6	7.3	11.7
Commercial Services & Supplies	4.5	6.7	4.1	6.6
Health Care Equipment & Supplies	3.4	5.0	3.2	5.1
Construction & Engineering	2.9	4.2	2.6	4.2
Entertainment	2.5	3.7	2.6	4.1
Trading Companies & Distributors	2.2	3.3	2.0	3.2
Specialty Retail	1.9	2.8	1.6	2.6
IT Services	1.0	1.5	0.9	1.5
Pharmaceuticals	1.0	1.5	1.0	1.6
Broadline Retail	0.3	0.4	1.1	1.9
Independent Power and Renewable Electricity Producers	0.1	0.1	2.8	4.5
Chemicals	—	—	0.4	0.7
Total	100.0%	147.8%	100.0%	161.4%

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	June 30, 2026	December 31, 2025
United States	96.8%	97.1%
Canada	2.2	2.0
United Kingdom	1.0	0.9
Total	100.0%	100.0%

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,308,266	$1,308,266	$—	$—	$1,468,487	$1,468,487
1st Lien/Last-Out Unitranche	—	—	27,582	27,582	—	—	29,474	29,474
2nd Lien/Senior Secured Debt	—	—	1,023	1,023	—	—	2,526	2,526
Unsecured Debt	—	—	6,654	6,654	—	—	6,654	6,654
Preferred Stock	—	—	21,137	21,137	—	—	23,007	23,007
Common Stock	—	—	4,207	4,207	—	—	3,974	3,974
Warrants	—	—	366	366	—	—	223	223
Investments in Affiliated Money Market Fund	91,664	—	—	91,664	124,974	—	—	124,974
Total	$91,664	$—	$1,369,235	$1,460,899	$124,974	$—	$1,534,345	$1,659,319

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,170,354	Discounted cash flows	Discount Rate	8.8% - 24.1%	12.1%
	$101,690	Comparable multiples	EV/EBITDA(6)	5.3x - 9.8x	8.7x
	$5,962	Comparable multiples	EV/Revenue	0.2x - 0.8x	0.3x
1st Lien/Last-Out Unitranche	$24,465	Discounted cash flows	Discount Rate	—	12.0%
	$3,117	Comparable multiples	EV/EBITDA(6)	—	8.8x
2nd Lien/Senior Secured Debt	$1,023	Comparable multiples	EV/EBITDA(6)	—	8.9x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	18.4%
Equity
Preferred Stock	$7,044	Comparable multiples	EV/EBITDA(6)	12.5x - 20.0x	19.9x
	$14,093	Comparable multiples	EV/Revenue	—	3.0x
Common Stock	$3,491	Comparable multiples	EV/EBITDA(6)	3.8x - 12.5x	11.3x
	$716	Comparable multiples	EV/Revenue	—	6.8x
Warrants	$366	Comparable multiples	EV/Revenue	—	3.0x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,380,870	Discounted cash flows	Discount Rate	8.2% - 20.3%	11.1%
	$46,760	Comparable multiples	EV/EBITDA(6)	4.8x - 8.2x	7.6x
	$6,761	Comparable multiples	EV/Revenue	—	0.3x
	$12,300	Collateral analysis	Recovery Rate	—	75.3%
1st Lien/Last-Out Unitranche	$24,375	Discounted cash flows	Discount Rate	—	11.3%
	$5,099	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$2,526	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	14.7%
Equity
Preferred Stock	$7,132	Comparable multiples	EV/EBITDA(6)	13.0x - 20.0x	19.9x
	$15,875	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$3,250	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	11.3x
	$724	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$223	Comparable multiples	EV/Revenue	—	3.9x

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
As of June 30, 2026, included within Level 3 assets of $1,369,235 is an amount of $30,260 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $1,201,473 or 89.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2026
1st Lien/Senior Secured Debt	$1,468,487	$30,879	$(40)	$(31,190)	$(163,872)	$4,002	$—	$—	$1,308,266	$(35,215)
1st Lien/Last-Out Unitranche	29,474	97	—	(2,031)	—	42	—	—	27,582	(2,030)
2nd Lien/Senior Secured Debt	2,526	—	—	(1,503)	—	—	—	—	1,023	(1,503)
Unsecured Debt	6,654	—	—	—	—	—	—	—	6,654	(1)
Preferred Stock	23,007	—	—	(1,870)	—	—	—	—	21,137	(1,870)
Common Stock	3,974	—	—	233	—	—	—	—	4,207	233
Warrants	223	—	—	143	—	—	—	—	366	143
Total assets	$1,534,345	$30,976	$(40)	$(36,218)	$(163,872)	$4,044	$—	$—	$1,369,235	$(40,243)
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$1,976,683	$49,936	$(9,212)	$3,071	$(351,551)	$5,483	$—	$—	$1,674,410	$(3,833)
1st Lien/Last-Out Unitranche	22,642	7,827	—	248	—	39	—	—	30,756	248
2nd Lien/Senior Secured Debt	3,587	—	—	63	—	—	—	—	3,650	63
Unsecured Debt	14,969	—	—	158	(8,626)	153	—	—	6,654	95
Preferred Stock	34,482	—	—	1,494	—	—	—	—	35,976	1,494
Common Stock	18,475	2,755	—	(3,955)	—	—	—	—	17,275	(3,955)
Warrants	379	—	—	(21)	—	—	—	—	358	(21)
Total assets	$2,071,217	$60,518	$(9,212)	$1,058	$(360,177)	$5,675	$—	$—	$1,769,079	$(5,909)

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2026 and December 31, 2025, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 301% and 251%.

The Company’s outstanding debt was as follows:

	June 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$459,554	$—	$460,006	$627,354	$—	$627,892

(1)
Provides, under certain circumstances, a total borrowing capacity of $2,000,000. The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, the Company had outstanding borrowings denominated in USD of $454,700 and in GBP of GBP 4,000. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $622,500 and in GBP of GBP 4,000.

The weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2026 was 5.96% and for the year ended December 31, 2025 was 6.52%. The weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2026 was $573,346 and for the year ended December 31, 2025 was $790,456.

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

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay a commitment fee of 0.55% per annum on the average daily unused amount of the financing commitments until the last day of the reinvestment period (as defined in the JPM Revolving Credit Facility), and an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of June 30, 2026, the total commitments under the JPM Revolving Credit Facility were $459,554. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000,000. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by September 24, 2026, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of June 30, 2026, the Company was in compliance with all of these covenants.

Costs of $15,065 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, outstanding deferred financing costs were $732 and $2,272.

The following table presents summary information regarding the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$8,025	$13,028	$16,943	$28,544
Facility fees	330	1,099	699	2,465
Amortization of financing costs	774	776	1,540	1,559
Total	$9,129	$14,903	$19,182	$32,568
Weighted average interest rate	5.96%	6.59%	5.96%	6.60%
Average outstanding balance	$539,647	$793,293	$573,346	$872,345

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

	Unfunded Commitment Balances(1)
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,100	$1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	832
BSI3 Menu Buyer, Inc (dba Kydia)	1,924	1,603
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	2,831	2,831
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,187	1,187
Diligent Corporation	3,180	9,494
ESO Solutions, Inc.	1,053	329
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,160	1,160
Experity, Inc.	3,023	3,023
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	2,100	2,100
Gainsight, Inc.	5,182	5,182
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,513	1,645
GS AcquisitionCo, Inc. (dba Insightsoftware)	1	575
Honor HN Buyer, Inc	2,542	2,224
iCIMS, Inc.	1,320	1,358
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,396	1,396
NFM & J, L.P. (dba the Facilities Group)	1,258	1,685
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	3,991	3,991
Pluralsight, Inc.	7,663	7,663
Riverpoint Medical, LLC	1,807	1,806
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Southeast Mechanical, LLC	1,700	1,700
SpendMend Holdings LLC	1,337	1,338
Streamland Media Midco LLC	171	275
Summit Buyer, LLC (dba Classic Collision)	1,416	3,299
Sundance Group Holdings, Inc. (dba NetDocuments)	6,443	5,576
Superman Holdings, LLC (dba Foundation Software)	4,365	4,365
Sweep Purchaser LLC	2,941	3,361
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	2,146	276
Zarya HoldCo, Inc. (dba Eptura)	4,790	8,383
Elemica Parent, Inc.	—	31
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	—	1,284
USN Opco LLC (dba Global Nephrology Solutions)	—	2,812
Volt Bidco, Inc. (dba Power Factors)	—	3,593
Total 1st Lien/Senior Secured Debt	$77,176	$94,281
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$62	$214
Total 1st Lien/Last-Out Unitranche	$62	$214
Total	$77,238	$94,495

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the six months ended June 30, 2026 and 2025.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2026
February 25, 2026	April 2, 2026	May 8, 2026	$2.72	(1)
May 6, 2026	July 2, 2026	August 7, 2026	$1.87
For the Six Months Ended June 30, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
May 7, 2025	July 2, 2025	July 31, 2025	$5.79
(1)
$2.72 is considered a return of capital distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in Members’ Capital from operations	$14,905	$23,905	$13,590	$48,735
Weighted average Units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted earnings (loss) per unit	$1.08	$1.73	$0.98	$3.52

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
NAV, beginning of period	$68.62	$79.27
Net investment income	3.49	4.14
Net realized and unrealized gains (losses)(2)	(2.51)	(0.59)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—(3)	(0.03)
Net increase in Members’ Capital from operations(2)	$0.98	$3.52
Distributions recorded:
From net investment income	—	(2.37)
From return of capital	(2.72)	—
Total distributions recorded	(2.72)	(2.37)
Total increase (decrease) in Members’ Capital	$(1.74)	$1.15
NAV, end of period	$66.88	$80.42
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,854,750
Total return based on NAV(4)	1.43%	4.44%
Supplemental Data/Ratio:(5)
Members’ Capital, end of period	$926,560	$1,114,256
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.99%	1.88%
Ratio of interest and other debt expenses to average Members’ Capital	4.10%	5.89%
Ratio of incentive fees to average Members’ Capital	0.25%	0.77%
Ratio of total expenses to average Members’ Capital	6.34%	8.54%
Ratio of net investment income to average Members’ Capital	10.60%	11.15%
Portfolio turnover	1%	3%

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

The Company will pay a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2026 through September 30, 2026, which will be payable on or about October 29, 2026 to Unitholders of record as of October 2, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through June 30, 2026, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

While our investment program is expected to focus primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights. In addition, from time to time, we may opportunistically dispose of certain assets as part of our overall investment strategy.

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

Leverage

The revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 301% and 251%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,385.09	$1,308.27	$1,514.12	$1,468.49
First Lien/Last-Out Unitranche	30.96	27.58	30.82	29.48
Second Lien/Senior Secured Debt	3.79	1.02	3.79	2.53
Unsecured Debt	6.56	6.65	6.56	6.65
Preferred Stock	16.00	21.14	16.00	23.01
Common Stock	23.52	4.21	23.52	3.97
Warrants	1.67	0.37	1.67	0.22
Total investments	$1,467.59	$1,369.24	$1,596.48	$1,534.35

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.5%	12.5%	9.8%	11.7%
First Lien/Last-Out Unitranche(2)(3)	9.3%	10.6%	9.4%	9.8%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	9.2%	12.1%	9.5%	11.4%

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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	54	56
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.5x	6.0x
Weighted average interest coverage(3)	1.8x	1.9x
Median EBITDA(3)	$65.16 million	$56.84 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 9.8% and 15.7% of total debt investments at fair value.

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

	As of
	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$54.61	4.0%	$—	—%
Grade 2	1,146.12	83.7%	1,366.02	89.0%
Grade 3	120.98	8.8%	129.86	8.5%
Grade 4	47.53	3.5%	38.46	2.5%
Total Investments	$1,369.24	100.0%	$1,534.34	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $54.61 million being upgraded from a grade 2 investment performance rating due to potential exits. The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $44.82 million being downgraded from a grade 3 investment performance rating to a grade 4 investment performance rating due to financial underperformance, and was partially offset by the investments with an aggregate fair value of $12.30 million being upgraded from a grade 4 investment performance rating to a grade 2 investment performance rating due to improved financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,392.22	94.9%	$1,558.43	97.6%
Non-accrual	75.37	5.1%	38.05	2.4
Total Investments	$1,467.59	100.0%	$1,596.48	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	($ in millions)
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$101.81	$190.90
Unsecured Debt	—	8.63
Total	$101.81	$199.53
Net increase (decrease) in portfolio	$(101.81)	$(199.53)
Weighted average remaining term for new investment commitments (in years)(2)	—	—
Percentage of new debt investment commitments at floating interest rates	—%	—%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	—%	—%
Weighted average yield on new investment commitments(5)	—%	—%
Weighted average yield on debt and income producing investments sold or repaid(6)	10.4%	11.9%
Weighted average yield on investments sold or repaid(7)	10.4%	11.9%

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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Total investment income	$41.43	$52.49	$79.30	$108.90
Net expenses	(16.30)	(24.30)	(30.89)	(51.57)
Net investment income	25.13	28.19	48.41	57.33
Net realized gain (loss) on investments	—	(0.33)	(0.04)	(9.21)
Net unrealized appreciation (depreciation) on investments	(10.21)	(3.58)	(36.21)	0.93
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	(0.02)	(0.04)	1.40	0.05
Income tax (provision) benefit, realized and unrealized gain/loss	0.01	(0.33)	0.03	(0.36)
Net increase (decrease) in members’ capital from operations	$14.91	$23.91	$13.59	$48.74

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest income	$33.81	$45.87	$65.25	$94.88
Payment-in-kind income	6.21	5.17	11.34	11.39
Dividend income	1.06	1.12	2.10	1.96
Other income	0.35	0.33	0.61	0.67
Total investment income	$41.43	$52.49	$79.30	$108.90

In the table above:

•
Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees, decreased from $45.87 and $94.88 million for the three and six months ended June 30, 2025 to $33.81 million and $65.25 million for the three and six months ended June 30, 2026. The decrease was primarily due to a decline in base interest rates in addition to the decrease in the size of our portfolio. The amortized cost of our portfolio decreased from $1,821.15 million as of June 30, 2025 to $1,467.59 million as of June 30, 2026.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest and other debt expenses	$9.13	$14.90	$19.18	$32.57
Management fees	3.48	4.17	7.01	8.32
Incentive fees	2.63	4.22	2.40	8.60
Professional fees	0.52	0.45	1.02	0.82
Directors’ fees	0.05	0.07	0.14	0.14
Other general and administrative expenses	0.49	0.49	1.14	1.12
Total expenses	$16.30	$24.30	$30.89	$51.57

In the table above:

•
Interest and other debt expenses decreased from $14.90 million and $32.57 million for the three and six months ended June 30, 2025 to $9.13 million and $19.18 million for the three and six months ended June 30, 2026. The decrease was primarily driven by the decrease in weighted average daily borrowings from $793.29 million and $872.35 million for the three and six months ended June 30, 2025 to $539.65 million and $573.35 million for the three months ended June 30, 2026.
•
Incentive Fees decreased from $4.22 million and $8.60 million for the three and six months ended June 30, 2025 to $2.63 million and $2.40 million for the three and six months ended June 30, 2026. The decrease was primarily driven by the decrease in results of operations before incentive fees from $28.12 million and $57.34 million for the three and six months ended June 30, 2025 to $17.54 million and $15.99 million for the three and six months ended June 30, 2026.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	$—	$(0.33)	$—	$(0.33)
Streamland Media Midco LLC	—	—	—	(8.88)
Diligent Corporation	—	—	(0.04)	—
Net realized gain (loss) on investments	$(0.00)	$(0.33)	$(0.04)	$(9.21)

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Unrealized appreciation	$3.68	$5.33	$5.44	$15.45
Unrealized depreciation	(13.89)	(8.91)	(41.65)	(14.52)
Net change in unrealized appreciation (depreciation) on investments	$(10.21)	$(3.58)	$(36.21)	$0.93

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
	($ in millions)
Portfolio Company:
Volt Bidco, Inc. (dba Power Factors)	$2.10	$3.75
CloudBees, Inc.	0.04	(1.90)
GS AcquisitionCo, Inc. (dba Insightsoftware)	(0.01)	(1.63)
MedeAnalytics Parent, Inc.	(0.49)	(1.58)
Other, net (1)	(0.53)	(7.41)
DECA Dental Holdings LLC	(0.58)	(0.59)
MerchantWise Solutions, LLC (dba HungerRush)	(0.64)	(2.61)
Streamland Media Midco LLC	(0.85)	(2.14)
Sweep Midco LLC	(0.88)	(1.50)
LS Clinical Services Holdings, Inc (dba CATO)	(1.00)	(1.56)
One GI LLC	(1.30)	(6.44)
Thrasio, LLC	(1.72)	(0.12)
Pluralsight, Inc.	(4.35)	(12.48)
Total	$(10.21)	$(36.21)

(1)
Includes gross unrealized appreciation of $1.54 million and $1.69 million, and gross unrealized depreciation of $(2.07) million and $(9.10)million.

Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2026 was primarily driven by market volatility during the period. The unrealized depreciation was further impacted by the financial underperformance of certain portfolio companies, most notably Pluralsight, Inc. and One GI LLC. The increase in unrealized depreciation was partially offset by unrealized appreciation on Volt Bidco, Inc. (dba Power Factors) as investments were partially repaid.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	($ in millions)
Portfolio Company:
Clearcourse Partnership Acquireco Finance Limited	$0.80	$1.19
AQ Helios Buyer, Inc. (dba SurePoint)	0.54	0.50
BSI3 Menu Buyer, Inc (dba Kydia)	0.46	1.43
USN Opco LLC (dba Global Nephrology Solutions)	0.35	0.32
Lobos Parent, Inc. (dba NeoGov)	0.35	0.68
Governmentjobs.com, Inc. (dba NeoGov)	0.34	0.33
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	0.33	0.48
Summit Buyer, LLC (dba Classic Collision)	0.28	0.28
Other, net (1)	0.22	0.11
CorePower Yoga LLC	0.22	0.37
Diligent Corporation	0.15	0.30
Streamland Media Midco LLC	0.15	7.12
Coding Solutions Acquisition, Inc. (dba CorroHealth)	0.06	0.48
MerchantWise Solutions, LLC (dba HungerRush)	0.01	(0.38)
Kaseya Inc.	—	(0.20)
DECA Dental Holdings LLC	(0.01)	(0.45)
CloudBees, Inc.	(0.03)	0.20
Total Vision LLC	(0.04)	(0.39)
Total Vision Holdings, LLC	(0.20)	(0.74)
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	(0.20)	(0.75)
Streamland Media Holdings LLC	(0.51)	(0.51)
Volt Bidco, Inc. (dba Power Factors)	(0.55)	(1.90)
Premier Imaging, LLC (dba Lucid Health)	(0.59)	(0.80)
Chronicle Bidco Inc. (dba Lexitas)	(0.77)	(0.83)
LS Clinical Services Holdings, Inc (dba CATO)	(1.01)	(1.08)
Pluralsight, Inc.	(1.28)	(1.98)
Thrasio, LLC	(2.65)	(2.85)
Total	$(3.58)	$0.93

(1)
Includes gross unrealized appreciation of $1.29 million and $1.77 million, and gross unrealized depreciation of $(1.07) million and $(1.66) million.

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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 301% and 251%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	June 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the six months ended June 30, 2026 and 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2026:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$460.01	$460.01	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2026, we had outstanding borrowings denominated in USD of $454.70 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

JPM Revolving Credit Facility

On September 24, 2020, Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) entered into the JPM Revolving Credit Facility, which, as of June 30, 2026, had total commitments of $459.55 million. The JPM Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM Revolving Credit Facility to $2,000.00 million.

For further details, see Note 6 “Debt – JPM Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$77.18	$94.29
First Lien/Last-Out Unitranche	0.06	0.21
Total	$77.24	$94.50

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

RECENT DEVELOPMENTS

Resignation and Appointment of Officers

On August 3, 2026, David Miller notified us of his intention to resign as our Co-Chief Executive Officer and Co-Principal Executive Officer. Effective December 31, 2026, Mr. Miller will cease serving as our Co-Chief Executive Officer and Co-Principal Executive Officer. Mr. Miller’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Miller will continue to serve in his current role during the transition period. Mr. Miller will also become the chairman of the GSAM Private Credit Direct Lending Team in the Americas effective August 6, 2026 and become an advisory director to Goldman Sachs effective December 31, 2026. Mr. Miller currently serves, and following the effective date of his resignation will continue to serve, as a member of the Private Credit Investment Committee.

Vivek Bantwal, our other Co-Chief Executive Officer and Co-Principal Executive Officer, will, as of December 31, 2026, become our sole Chief Executive Officer and sole Principal Executive Officer.

In addition, we have appointed Justin Betzen as Co-President and Co-Chief Operating Officer, effective August 3, 2026. Tucker Greene, who currently serves as our President and Chief Operating Officer, will, effective upon Mr. Betzen’s appointment as Co-President and Co-Chief Operating Officer, serve as our Co-President and Co-Chief Operating Officer.

Mr. Betzen has also been appointed as Co-President and Co-Chief Operating Officer of Goldman Sachs BDC, Inc., Silver Capital Holdings LLC, Phillip Street BDC LLC, Goldman Sachs Private Credit Corp. and West Bay BDC LLC.

Mr. Betzen has held several positions with Goldman Sachs Asset Management, L.P., and he is currently a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined Goldman Sachs as a vice president in 2013. He was named managing director in 2019. Prior to rejoining Goldman Sachs, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Mr. Betzen has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of ours, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. Betzen has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period July 1, 2026 through September 30, 2026, payable on or about October 29, 2026 to Unitholders of record as of October 2, 2026.

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

As of June 30, 2026 and December 31, 2025, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2026 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$31.82	$(12.84)	$18.98
Up 200 basis points	21.22	(8.56)	12.66
Up 100 basis points	10.61	(4.28)	6.33
Up 75 basis points	7.96	(3.21)	4.75
Up 50 basis points	5.30	(2.14)	3.16
Up 25 basis points	2.65	(1.07)	1.58
Down 25 basis points	(2.65)	1.07	(1.58)
Down 50 basis points	(5.30)	2.14	(3.16)
Down 75 basis points	(7.96)	3.21	(4.75)
Down 100 basis points	(10.61)	4.28	(6.33)
Down 200 basis points	(21.22)	8.56	(12.66)
Down 300 basis points	(29.90)	12.84	(17.06)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: August 11, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)