Form 10-Q
period 2026-09-30
Goldman Sachs Private Middle Market Credit II LLC
filed 2026-11-10
CIK 1772704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 13,854,750 limited liability company common units outstanding.

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2026 (Unaudited)	December 31, 2025

Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,276,839 and $1,517,244)	$1,193,327	$1,467,569
Non-controlled affiliated investments (cost of $58,059 and $79,234)	30,108	66,776
Controlled affiliated investments (cost of $22,844 and $0)	16,990	—
Total investments, at fair value (cost of $1,357,742 and $1,596,478)	$1,240,425	$1,534,345
Investments in affiliated money market fund (cost of $122,931 and $124,974)	122,931	124,974
Cash	5,689	22,089
Interest and dividends receivable	8,886	15,285
Deferred financing costs	243	2,272
Other assets	570	508
Total assets	$1,378,744	$1,699,473
Liabilities
Debt	$382,928	$627,892
Interest and other debt expenses payable	6,276	10,795
Management fees payable	3,414	3,716
Incentive fees payable	80,850	77,983
Distribution payable	—	25,077
Accrued expenses and other liabilities	2,009	3,318
Total liabilities	$475,477	$748,781
Commitments and contingencies (Note 7)
Members’ capital
Preferred units (0 units issued and outstanding)	$—	$—
Common units (13,854,750 and 13,854,750 units issued and outstanding as of September 30, 2026 and December 31, 2025)	1,225,398	1,263,120
Distributable earnings (loss)	(322,131)	(312,428)
Total members’ capital	$903,267	$950,692
Total liabilities and members’ capital	$1,378,744	$1,699,473
Net asset value per unit	$65.20	$68.62

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$27,063	$41,776	$88,273	$134,950
Payment-in-kind income	4,347	4,446	12,997	14,728
Other income	273	365	855	1,008
From non-controlled affiliated investments:
Dividend income	791	1,256	2,890	3,214
Interest income	737	788	4,778	2,496
Payment-in-kind income	738	643	3,430	1,746
Other income	12	18	36	40
Total investment income	$33,961	$49,292	$113,259	$158,182
Expenses:
Interest and other debt expenses	$7,139	$14,754	$26,321	$47,322
Management fees	3,414	4,024	10,427	12,342
Incentive fees	468	2,876	2,867	11,476
Professional fees	319	340	1,337	1,155
Directors’ fees	50	88	187	236
Other general and administrative expenses	370	545	1,514	1,665
Total expenses	$11,760	$22,627	$42,653	$74,196
Net investment income	$22,201	$26,665	$70,606	$83,986
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(582)	$4,865	$(622)	$(4,347)
Foreign currency and other transactions	3	21	1,371	532
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(15,594)	(10,315)	(38,274)	(4,559)
Non-controlled affiliated investments	(1,955)	(4,972)	(15,493)	(9,791)
Controlled affiliated investments	(1,418)	—	(1,418)	—
Foreign currency translations	(1)	95	40	(363)
Net realized and unrealized gains (losses)	$(19,547)	$(10,306)	$(54,396)	$(18,528)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$(61)	$34	$(425)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(2)	—	(2)	—
Net increase (decrease) in members’ capital from operations	$2,652	$16,298	$16,242	$65,033
Weighted average units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted net investment income per unit	$1.60	$1.92	$5.10	$6.06
Basic and diluted earnings (loss) per unit	$0.19	$1.18	$1.17	$4.70

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Members’ capital at beginning of period	$926,560	$1,114,256	$950,692	$1,098,329
Increase in members’ capital from operations:
Net investment income	$22,201	$26,665	$70,606	$83,986
Net realized gain (loss)	(579)	4,886	749	(3,815)
Net change in unrealized appreciation (depreciation)	(18,968)	(15,192)	(55,145)	(14,713)
(Provision) benefit for taxes on realized gain/loss on investments	—	(61)	34	(425)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(2)	—	(2)	—
Net increase in members’ capital from operations	$2,652	$16,298	$16,242	$65,033
Distributions to unitholders from:
Distributable earnings	$(25,945)	$(80,203)	$(25,945)	$(113,011)
Return of capital	—	—	(37,722)	—
Total distributions to unitholders	$(25,945)	$(80,203)	$(63,667)	$(113,011)
Total increase (decrease) in members’ capital	$(23,293)	$(63,905)	$(47,425)	$(47,978)
Members’ capital at end of period	$903,267	$1,050,351	$903,267	$1,050,351
Distributions per unit	$1.87	$5.79	$4.59	$8.16

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net increase (decrease) in members’ capital from operations:	$16,242	$65,033
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(29,742)	(40,617)
Payment-in-kind interest capitalized	(16,342)	(16,499)
Investments in affiliated money market fund, net	2,042	(63,675)
Proceeds from sales of investments and principal repayments	289,864	489,453
Net realized (gain) loss on investments	622	4,347
Net change in unrealized (appreciation) depreciation on investments	55,185	14,350
Net change in unrealized (appreciation) depreciation on foreign currency transactions	50	(29)
Amortization of premium and accretion of discount, net	(5,667)	(7,733)
Amortization of deferred financing costs	2,288	2,342
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	6,399	5,482
(Increase) decrease in other assets	(62)	360
Increase (decrease) in interest and other debt expenses payable	(4,519)	(6,403)
Increase (decrease) in management fees payable	(302)	(129)
Increase (decrease) in incentive fees payable	2,867	11,476
Increase (decrease) in accrued expenses and other liabilities	(1,309)	(722)
Net cash provided by (used for) operating activities	$317,616	$457,036
Cash flows from financing activities:
Distributions paid	$(88,744)	$(145,143)
Financing costs paid	(259)	(44)
Repayments of debt	(244,963)	(268,732)
Net cash provided by (used for) financing activities	$(333,966)	$(413,919)
Net increase (decrease) in cash	$(16,350)	$43,117
Effect of foreign exchange rate changes on cash	(50)	29
Cash, beginning of period	22,089	27,340
Cash, end of period	$5,689	$70,486
Supplemental and non-cash activities
Interest expense paid	$27,199	$46,982
Exchange of investments	$1,245	$15,956

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par (4)	Cost	Fair Value	Footnotes
Debt Investments - 134.5%
Canada - 3.2%
1st Lien/Senior Secured Debt - 3.2%
Everest Clinical Research Corporation	Professional Services	8.72%	S + 4.50%	05/07/29		$4,361	$4,316	$4,318	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services	8.72%	S + 4.50%	05/07/29		6,542	6,487	6,477	(5) (6) (7) (8)
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	Professional Services		S + 4.50%	05/07/29		1,160	(7)	(12)	(5) (6) (7) (8) (9)
Rodeo Buyer Company (dba Absorb Software)	Professional Services	10.16%	S + 6.25%	05/25/27		19,107	19,057	18,677	(5) (6) (7) (8)
Rodeo Buyer Company (dba Absorb Software)	Professional Services		S + 6.25%	05/25/27		3,065	(7)	(69)	(5) (7) (8) (9)
Total 1st Lien/Senior Secured Debt							29,846	29,391
Total Canada							$29,846	$29,391
United Kingdom - 1.6%
1st Lien/Senior Secured Debt - 1.6%
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	7,051	$8,571	$9,021	(5) (6) (7) (8)
Clearcourse Partnership Acquireco Finance Limited	IT Services	11.51%	SN + 7.78% (Incl. 0.28% PIK)	07/25/28	GBP	4,162	5,205	5,325	(5) (6) (7) (8)
Total 1st Lien/Senior Secured Debt							13,776	14,346
Total United Kingdom							$13,776	$14,346
United States - 129.7%
1st Lien/Senior Secured Debt - 126.2%
Thrasio, LLC	Broadline Retail	12.01%	S + 8.11%	06/18/29		$372	$317	$370	(5) (6) (7) (10)
3SI Security Systems, Inc. (dba 3Si Security Systems)	Commercial Services & Supplies		S + 6.50%	09/04/30		2,016	1,245	1,245	(6) (7) (10) (11)
Sweep Purchaser LLC	Commercial Services & Supplies	9.71%	S + 5.75% PIK	06/30/28		21,575	21,531	20,982	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.71%	S + 5.75%	06/30/28		9,380	9,367	9,145	(5) (6) (7)
Sweep Purchaser LLC	Commercial Services & Supplies	9.82%	S + 5.75%	06/30/28		4,201	1,671	1,575	(5) (7) (9)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	9.40%	S + 5.50%	06/29/27		28,505	28,442	28,434	(5) (6) (7)
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies		S + 5.50%	06/29/27		858	(2)	(2)	(5) (6) (7) (9)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		29,749	29,635	29,452	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering	8.57%	S + 4.50%	08/29/31		9,711	9,656	9,613	(5) (6) (7)
Superman Holdings, LLC (dba Foundation Software)	Construction & Engineering		S + 4.50%	08/29/31		4,365	(15)	(44)	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		12,583	12,445	12,458	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		4,225	4,176	4,182	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		4,197	4,151	4,155	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		2,352	2,322	2,328	(5) (6) (7)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.05%	S + 5.00%	12/21/29		2,100	216	215	(5) (6) (7) (9)
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	9.22%	S + 5.00%	12/21/29		1,701	1,673	1,684	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		16,886	16,874	16,718	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	9.92%	S + 5.75%	12/15/26		14,146	14,140	14,005	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		12,960	12,955	12,831	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		7,002	6,996	6,932	(5) (6) (7)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	Diversified Consumer Services	10.17%	S + 6.00%	12/15/26		2,263	2,262	2,241	(5) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.32%	S + 5.25%	10/19/28		39,908	39,659	39,509	(5) (6) (7)
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services	9.32%	S + 5.25%	10/19/28		7,982	7,929	7,902	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	Diversified Consumer Services		S + 5.25%	10/19/28	$3,991	$(22)	$(40)	(5) (7) (9)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27	9,479	9,445	9,408	(5) (6) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services	10.02%	S + 6.00%	07/06/27	6,664	6,636	6,614	(5) (7) (10)
Southeast Mechanical, LLC	Diversified Consumer Services		S + 6.00%	07/06/27	1,700	(5)	(13)	(5) (7) (9) (10)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31	16,774	16,650	16,439	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	9.07%	S + 5.00%	06/02/31	8,494	8,432	8,325	(5) (6) (7)
Summit Buyer, LLC (dba Classic Collision)	Diversified Consumer Services	11.00%	P + 4.00%	05/31/30	2,178	656	626	(5) (6) (7) (9)
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 1.00% PIK)	04/02/29	8,132	7,859	4,086	(5) (6) (7) (11)
Streamland Media Midco LLC	Entertainment	10.75%	S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,922	1,922	1,922	(5) (7)
Streamland Media Midco LLC	Entertainment		S + 5.50% (Incl. 1.00% PIK)	04/02/29	1,147	1,123	577	(5) (6) (7) (11)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	9.07%	S + 5.00%	12/06/29	21,466	21,326	21,358	(5) (6) (7)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services		S + 5.00%	12/06/29	2,881	(11)	(14)	(5) (6) (7) (9)
Admiral Buyer, Inc. (dba Fidelity Payment Services)	Financial Services	8.86%	S + 5.00%	12/06/29	936	926	931	(5) (6) (7)
Aria Systems, LLC	Financial Services	16.00%	P + 9.00% PIK	06/30/26	25,413	25,413	25,159	(5) (6) (7) (12)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	10.02%	S + 6.00%	01/25/28	48,084	47,869	47,483	(5) (6) (7)
BSI3 Menu Buyer, Inc (dba Kydia)	Financial Services	9.91%	S + 6.00%	01/25/28	1,924	1,275	1,259	(5) (7) (9)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.32%	S + 5.25%	05/25/28	21,974	21,893	19,117	(5) (6) (7)
GS AcquisitionCo, Inc. (dba Insightsoftware)	Financial Services	9.32%	S + 5.25%	05/25/28	914	909	794	(5) (6) (7) (9)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 7.50% (Incl. 4.50% PIK)	06/01/28	19,234	18,880	14,041	(5) (6) (7) (11) (13)
MerchantWise Solutions, LLC (dba HungerRush)	Financial Services		S + 7.50% (Incl. 4.50% PIK)	06/01/28	4,040	3,964	2,949	(5) (6) (7) (11) (13)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	10.13%	S + 6.00%	12/06/27	8,249	8,244	7,466	(5) (6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27	5,997	6,000	5,397	(5) (6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27	2,843	2,843	2,559	(5) (6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27	2,823	2,823	2,540	(5) (6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27	2,586	2,587	2,327	(5) (6) (7) (14)
Eptam Plastics, Ltd.	Health Care Equipment & Supplies	9.50%	S + 5.50%	12/06/27	1,365	1,365	1,228	(5) (6) (7) (14)
Argos Health Holdings, Inc	Health Care Providers & Services	8.48%	S + 4.75%	12/03/29	19,002	18,840	18,812	(5) (6) (7)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	19,888	19,513	16,607	(5) (6) (7) (11)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	5,041	4,945	4,209	(5) (6) (7) (11)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	1,939	1,912	1,619	(5) (6) (7) (11)
CFS Management, LLC (dba Center for Sight Management)	Health Care Providers & Services		S + 8.50% (Incl. 2.25% PIK)	10/31/26	331	324	276	(5) (6) (7) (11)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services	8.90%	S + 5.00%	08/07/31	9,410	9,352	9,316	(5) (6) (7)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	821	(9)	(8)	(5) (6) (7) (9)
Coding Solutions Acquisition, Inc. (dba CorroHealth)	Health Care Providers & Services		S + 5.00%	08/07/31	366	(6)	(4)	(5) (6) (7) (9)
CORA Health Holdings Corp	Health Care Providers & Services	9.83%	S + 5.75% (Incl. 4.04% PIK)	06/15/29	20,960	20,904	18,078	(5) (6) (7)
CORA Health Holdings Corp	Health Care Providers & Services	9.75%	S + 5.75%	06/15/29	336	335	290	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.92%	S + 5.75% PIK	08/28/28	19,183	19,063	15,538	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.92%	S + 5.75% PIK	08/28/28	2,019	2,008	1,636	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.92%	S + 5.75% PIK	08/26/27	1,590	1,585	1,288	(5) (6) (7)
DECA Dental Holdings LLC	Health Care Providers & Services	9.60%	S + 5.75%	08/28/28	593	593	593	(5) (6) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	21,047	20,960	20,994	(5) (6) (7)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	$18,992	$18,889	$18,945	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services	9.97%	S + 5.75%	10/15/27	13,311	13,251	13,278	(5) (7)
Honor HN Buyer, Inc	Health Care Providers & Services		S + 5.75%	10/15/27	2,542	(9)	(6)	(5) (7) (9)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	21,809	20,103	16,084	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	10,718	9,880	7,905	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	9,067	8,358	6,687	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	5,883	5,423	4,339	(5) (6) (7) (11) (12)
One GI LLC	Health Care Providers & Services		S + 6.75% PIK	12/22/25	3,482	3,218	2,568	(5) (6) (7) (11) (12)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	18,129	18,129	13,415	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	11,851	11,851	8,770	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	5,018	5,018	3,713	(5) (6) (7)
Premier Imaging, LLC (dba Lucid Health)	Health Care Providers & Services	10.34%	S + 6.00% (Incl. 3.27% PIK)	10/31/27	3,179	3,179	2,353	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	11,751	11,694	11,634	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	3,234	3,218	3,202	(5) (6) (7)
SpendMend Holdings LLC	Health Care Providers & Services	9.22%	S + 5.00%	03/01/28	1,605	260	251	(5) (6) (7) (9)
Experity, Inc.	Health Care Technology	11.07%	S + 7.00% (Incl. 2.50% PIK)	02/22/30	22,797	22,663	22,113	(5) (6) (7)
Experity, Inc.	Health Care Technology		S + 7.00% (Incl. 2.50% PIK)	02/22/30	3,023	(16)	(91)	(5) (6) (7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.57%	S + 5.00%	05/11/29	10,958	10,863	10,794	(5) (6) (7)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology		S + 5.00%	05/11/28	1,396	(9)	(21)	(5) (6) (7) (9)
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	Health Care Technology	8.58%	S + 5.00%	05/11/29	916	908	903	(5) (6) (7)
MedeAnalytics Parent, Inc.	Health Care Technology		3.00% PIK	10/23/28	10,282	6,057	3,856	(5) (6) (7) (11)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	13,080	12,964	10,660	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.20%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	12,805	12,749	10,436	(5) (6) (7)
WebPT, Inc.	Health Care Technology	10.56%	S + 6.25%	01/18/30	2,146	237	(152)	(5) (6) (7) (9)
WebPT, Inc.	Health Care Technology	10.61%	S + 6.25% (Incl. 3.13% PIK)	01/18/30	1,861	1,852	1,516	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.32%	S + 7.25% (Incl. 7.57% PIK)	12/17/29	18,794	18,676	12,827	(5) (6) (7)
LS Clinical Services Holdings, Inc (dba CATO)	Pharmaceuticals	11.32%	S + 7.25% (Incl. 7.57% PIK)	06/18/29	1,175	1,169	802	(5) (6) (7)
Diligent Corporation	Professional Services	8.81%	S + 5.00%	08/02/30	44,850	44,620	43,505	(5) (6) (7)
Diligent Corporation	Professional Services	12.18%	S + 8.42% PIK	08/02/30	7,931	7,892	7,693	(5) (6) (7)
Diligent Corporation	Professional Services	8.76%	S + 5.00%	08/02/30	5,255	2,708	2,575	(5) (7) (9)
iCIMS, Inc.	Professional Services	9.57%	S + 5.75%	08/18/28	21,171	21,047	19,266	(5) (6) (7)
iCIMS, Inc.	Professional Services	9.58%	S + 5.75%	08/18/28	1,860	826	669	(5) (6) (7) (9)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.62%	S + 5.75%	11/30/28	15,054	14,959	14,978	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	9.69%	S + 5.75%	11/30/28	14,808	14,725	14,734	(5) (6) (7)
NFM & J, L.P. (dba the Facilities Group)	Professional Services	11.75%	P + 4.75%	11/30/28	2,696	1,221	1,222	(5) (6) (7) (9)
Pluralsight, Inc.	Professional Services		S + 7.50% PIK	08/22/29	16,810	14,160	—	(5) (6) (7) (10) (11)
Pluralsight, Inc.	Professional Services	8.40%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	8,932	8,875	7,950	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	5,474	—	(602)	(5) (7) (9) (10)
Pluralsight, Inc.	Professional Services	8.40%	S + 4.50% (Incl. 1.50% PIK)	08/22/29	4,466	4,466	3,975	(5) (6) (7) (10)
Pluralsight, Inc.	Professional Services		S + 4.50% (Incl. 1.50% PIK)	08/22/29	2,189	—	(241)	(5) (7) (9) (10)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.38%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	35,191	35,058	32,023	(5) (6) (7) (8)

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par (4)	Cost	Fair Value	Footnotes
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.49%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	$11,285	$11,252	$10,269	(5) (6) (7) (8)
HowlCO LLC (dba Lone Wolf)	Real Estate Mgmt. & Development	10.38%	S + 6.50% (Incl. 3.50% PIK)	10/22/27	10,794	10,767	9,823	(5) (6) (7) (8)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.26%	S + 6.50%	07/01/27	78,532	78,532	77,746	(5) (6) (7)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.25%	S + 6.50%	07/01/27	8,383	3,593	3,509	(5) (7) (9)
Zarya HoldCo, Inc. (dba Eptura)	Real Estate Mgmt. & Development	10.26%	S + 6.50%	07/01/27	2,020	2,009	2,000	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	9.54%	S + 6.00%	09/10/27	2,565	2,557	2,334	(5) (6) (7)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software		S + 6.00%	09/10/27	1,100	(3)	(99)	(5) (6) (7) (9)
Acquia, Inc.	Software	9.88%	S + 6.00%	10/30/26	24,940	24,933	24,317	(5) (6) (7)
Acquia, Inc.	Software	9.90%	S + 6.00%	10/30/26	1,933	1,933	1,885	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.12%	S + 7.00%	03/31/28	35,280	35,243	34,222	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.12%	S + 8.00%	03/31/28	5,900	5,900	5,797	(5) (6) (7)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	11.12%	S + 7.00%	03/31/28	4,160	3,324	3,203	(5) (6) (7) (9)
AQ Helios Buyer, Inc. (dba SurePoint)	Software	12.12%	S + 8.00%	03/31/28	2,127	2,127	2,089	(5) (6) (7)
Gainsight, Inc.	Software	9.48%	S + 5.50%	07/30/27	26,421	26,351	26,157	(5) (6) (7)
Gainsight, Inc.	Software		S + 5.50%	07/30/27	5,182	(12)	(52)	(5) (6) (7) (9)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.57%	S + 5.75% (Incl. 2.25% PIK)	01/17/31	12,017	11,937	11,957	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software	9.07%	S + 5.25% (Incl. 2.25% PIK)	01/17/31	1,780	1,766	1,740	(5) (6) (7)
GovDelivery Holdings, LLC (dba Granicus, Inc.)	Software		S + 5.75% (Incl. 2.25% PIK)	01/17/31	1,645	(10)	(12)	(5) (7) (9)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	50,729	50,333	50,095	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	6,866	1,015	970	(5) (6) (7) (9)
Total 1st Lien/Senior Secured Debt						1,231,645	1,140,190

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Initial Acquisition Date	Maturity	Par (4)	Cost	Fair Value	Footnotes
1st Lien/Last-Out Unitranche - 2.7%
Streamland Media Midco LLC	Entertainment		S + 6.50% (Incl. 5.50% PIK)		04/02/29	$7,932	$6,373	$—	(5) (6) (7) (11) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%		07/07/28	17,833	17,667	17,610	(5) (6) (7) (15)
EDB Parent, LLC (dba Enterprise DB)	Software	9.57%	S + 5.75%		07/07/28	6,896	6,896	6,810	(5) (7) (15)
Total 1st Lien/Last-Out Unitranche							30,936	24,420
2nd Lien/Senior Secured Debt - 0.0%
Sweep Midco LLC	Commercial Services & Supplies				03/12/36	$14,704	$—	$—	(5) (6) (7) (16)
Sweep Midco LLC	Commercial Services & Supplies				03/12/34	5,052	3,789	—	(5) (6) (7) (16)
Total 2nd Lien/Senior Secured Debt							3,789	-
Unsecured Debt - 0.8%
mPulse Mobile, Inc. (dba Zipari Inc.)	Health Care Technology			09/05/24	02/25/33	$7,649	$6,558	$6,654	(6) (7) (16) (17)
Total Unsecured Debt							6,558	6,654
Total United States							$1,272,928	$1,171,264
Total Debt Investments							$1,316,550	$1,215,001

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Initial Acquisition Date	Shares (4)	Cost	Fair Value	Footnotes
Equity Securities - 2.8%
United States - 2.8%
Common Stock - 0.5%
Thrasio Holdings, Inc.	Broadline Retail	06/18/24	235,056	$—	$—	(5) (7) (10) (16) (17)
3SI Topco, LLC (dba 3Si Security Systems)	Commercial Services & Supplies	09/04/26	14,104	—	-	(7) (10) (16) (17)
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	Diversified Consumer Services	07/06/22	1,000	1,000	1,402	(5) (7) (10) (16) (17)
Whitewater Holding Company LLC	Diversified Consumer Services	12/21/21	21,000	2,100	2,153	(5) (7) (16) (17)
Streamland Media Holdings LLC	Entertainment	03/31/25	68,561	2,755	—	(5) (7) (16) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	04/21/23	373	—	—	(5) (7) (16) (17)
Volt Bidco, Inc. (dba Power Factors)	Independent Power and Renewable Electricity Producers	08/11/21	3,044	3,091	716	(5) (7) (16) (17)
Pluralsight, Inc.	Professional Services	08/22/24	4,378,896	11,920	—	(5) (7) (10) (16) (17)
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	Software	03/10/21	26,555	2,655	56	(5) (7) (16) (17)
Total Common Stock				23,521	4,327
Preferred Stock - 2.3%
3SI Topco, LLC (dba 3Si Security Systems)	Commercial Services & Supplies	09/04/26	14,105	$—	$—	(7) (10) (16) (17)
FS WhiteWater Holdings, LLC (fka Whitewater Holding Company LLC)	Diversified Consumer Services	10/02/24	695	92	132	(5) (7) (16) (17)
MedeAnalytics Group Holdings, LLC	Health Care Technology	10/09/20	—	—	—	(5) (7) (16) (17) (18)
Diligent Corporation	Professional Services	04/06/21	4,400	4,290	7,045	(5) (7) (16) (17)
CloudBees, Inc.	Software	11/24/21	1,038,917	11,623	13,587	(5) (7) (16) (17)
Total Preferred Stock				16,005	20,764
Warrants - 0.0%
CloudBees, Inc.	Software	11/24/21	300,946	$1,666	$333	(5) (7) (16) (17)
Total Warrants				1,666	333
Total United States				$41,192	$25,424
Total Equity Securities				$41,192	$25,424
Total Investments - 137.3%				$1,357,742	$1,240,425
Investments in Affiliated Money Market Fund - 13.6%
United States - 13.6%
Goldman Sachs Financial Square Government Fund - Institutional Shares			110,585,711	$110,585	$110,585	(6) (19) (20)
Goldman Sachs Central Government Fund - Institutional Shares			12,345,934	12,346	12,346	(19) (21)
Total Investments in Affiliated Money Market Fund				122,931	122,931
Total United States				$122,931	$122,931
Total Investments and Investments in Affiliated Money Market Fund - 150.9%				$1,480,673	$1,363,356

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs Private Middle Market Credit II LLC

Consolidated Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
Percentages are based on net assets.
(2)
For Industry subtotal and percentage, see Note 4 "Investments."
(3)
Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR including SOFR adjustment, if any, ("S"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower’s option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2026, 1 month S was 3.91%, 3 month S was 4.08%, 6 month S was 4.27%, 3 month SN was 3.73%, and P was 7.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
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
(8)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 as amended (the “Investment Company Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, the aggregate fair value of these non-qualifying assets is $95,852 or 7.0% of the Company’s total assets.
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
(13)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. See Note 3 “Significant Agreements and Related Party Transactions”.
(14)
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
(16)
Non-income producing security.
(17)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be a “restricted security”. As of September 30, 2026, the aggregate fair value of these securities is $32,078 or 3.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(18)
Amount rounds to less than $1.
(19)
The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.
(20)
The annualized seven-day yield as of September 30, 2026 is 3.78%.
(21)
The annualized seven-day yield as of September 30, 2026 is 3.97%.

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

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

Goldman Sachs Private Middle Market Credit II LLC (the “Company”, which term refers to either Goldman Sachs Private Middle Market Credit II LLC or Goldman Sachs Private Middle Market Credit II LLC, together with its consolidated subsidiaries, as the context may require) was formed on December 20, 2018 as a Delaware limited liability company and commenced operations on April 11, 2019. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2019.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on March 3, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Prepayment premiums	$—	$80	$9	$348
Accelerated amortization of upfront loan origination fees and unamortized discounts	$876	$777	$3,059	$3,714

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026, the Company had certain investments held in seven portfolio companies on non-accrual status, which represented 9.8% and 7.0% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value. As of December 31, 2025, the Company had certain investments held in four portfolio companies on non-accrual status, which represented 2.4% and 2.3% of total investments (excluding investments in money market funds, if any) at amortized cost and at fair value.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (a “Custodian”). As of September 30, 2026 and December 31, 2025, the Company held $5,689 and $22,089 in cash. Foreign currency of $1,823 and $557 (acquisition cost of $1,875 and $559) is included in cash as of September 30, 2026 and December 31, 2025.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of, and amendments to, the JPM Revolving Credit Facility. These costs are amortized using the straight-line method over the respective terms of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset in the Consolidated Statements of Financial Condition.

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members’ capital from operations in the Company’s Consolidated Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluating the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations are comprised of a single

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the consolidated financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

The Company entered into an investment advisory agreement, effective as of February 27, 2019 (the “Investment Advisory Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average of the NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current calendar quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the average of the NAV of the Company at the end of such quarter and zero). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to the management fees it earns as an investment adviser, if any, for any affiliated money market funds in which the Company invests.

For the three and nine months ended September 30, 2026, Management Fees amounted to $3,414 and $10,427. As of September 30, 2026, $3,414 remained payable. For the three and nine months ended September 30, 2025, Management Fees amounted to $4,024 and $12,342.

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

For the three and nine months ended September 30, 2026, the Company accrued unvested Incentive Fees of $468 and $2,867. As of September 30, 2026, $80,850 remained payable in accordance with the terms of the Investment Advisory Agreement. For the three and nine months ended September 30, 2025, the Company accrued unvested Incentive Fees of $2,876 and $11,476.

Expense Limitation

Pursuant to the Investment Advisory Agreement, Company expenses borne by the Company in the ordinary course on an annual basis (excluding Management Fee, Incentive Fee, organizational and start-up expenses and leverage-related expenses) will not exceed an amount equal to 0.5% of the aggregate amount of commitments to the Company by holders of its common Units; provided, however, that expenses incurred outside of the ordinary course, including litigation and similar expenses, are not subject to such cap. For the three and nine months ended September 30, 2026 and September 30, 2025, there have been no reimbursements from the Investment Adviser pursuant to this provision.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $224 and $805. As of September 30, 2026, $159 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $324 and $1,005.

Transfer Agent Fees

State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”), registrar and disbursing agent. Transfer Agent fees are included in the Consolidated Statements of Operations in Other general and administrative expenses. For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $27 and

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

$92. As of September 30, 2026, $24 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $30 and $89.

Affiliates

The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2026
Controlled Affiliates
MerchantWise Solutions, LLC (dba HungerRush)	$—	$18,408	$—	$—	$(1,418)	$16,990	$—
Total Controlled Affiliates	$—	$18,408	$—	$—	$(1,418)	$16,990	$—
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$124,974	$536,346	$(550,735)	$—	$—	$110,585	$2,853
Goldman Sachs Central Government Fund - Institutional Shares	—	14,577	(2,231)	—	—	12,346	37
3SI Topco, LLC (dba 3Si Security Systems)	—	1,245	—	—	—	1,245	—
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	17,569	63	(124)	—	(97)	17,411	1,275
MedeAnalytics Group Holdings, LLC	6,761	—	(6,057)	—	(704)	—	—
Pluralsight, Inc.	24,891	182	(99)	—	(13,892)	11,082	873
Thrasio Holdings, Inc.	17,555	4,915	(21,300)	—	(800)	370	6,096
Total Non-Controlled Affiliates	$191,750	$557,328	$(580,546)	$—	$(15,493)	$153,039	$11,134
Total Affiliates	$191,750	$575,736	$(580,546)	$—	$(16,911)	$170,029	$11,134
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$84,647	$998,921	$(958,594)	$—	$—	$124,974	$4,382
SEM Holdings, LLC (dba Southeast Mechanical, LLC)	19,452	81	(1,697)	—	(267)	17,569	1,848
MedeAnalytics Group Holdings, LLC	6,680	—	—	—	81	6,761	—
Pluralsight, Inc.	38,218	1,636	(66)	—	(14,897)	24,891	2,653
Thrasio Holdings, Inc.	16,465	841	—	—	249	17,555	719
Total Non-Controlled Affiliates	$165,462	$1,001,479	$(960,357)	$—	$(14,834)	$191,750	$9,602

(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred into this affiliate category at the beginning of the period the transfer occurred.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred out of this affiliate category at the beginning of the period the transfer occurred.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2026 and December 31, 2025, there were $813 and $1,147 included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Co-Investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	September 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,275,267	$1,183,927	$1,514,118	$1,468,487
1st Lien/Last-Out Unitranche	30,936	24,420	30,821	29,474
2nd Lien/Senior Secured Debt	3,789	—	3,789	2,526
Unsecured Debt	6,558	6,654	6,558	6,654
Preferred Stock	16,005	20,764	16,005	23,007
Common Stock	23,521	4,327	23,521	3,974
Warrants	1,666	333	1,666	223
Total investments	$1,357,742	$1,240,425	$1,596,478	$1,534,345

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	September 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	17.9%	24.6%	17.3%	27.9%
Software	16.4	22.5	14.8	23.9
Diversified Consumer Services	13.7	18.8	9.3	15.1
Professional Services	12.3	16.9	11.5	18.5
Real Estate Mgmt. & Development	10.9	15.0	8.6	13.9
Financial Services	10.7	14.7	8.9	14.4
Health Care Technology	5.4	7.4	7.3	11.7
Commercial Services & Supplies	5.0	6.8	4.1	6.6
Construction & Engineering	3.1	4.3	2.6	4.2
Health Care Equipment & Supplies	1.7	2.4	3.2	5.1
IT Services	1.2	1.6	0.9	1.5
Pharmaceuticals	1.1	1.5	1.0	1.6
Entertainment	0.5	0.7	2.6	4.1
Independent Power and Renewable Electricity Producers	0.1	0.1	2.8	4.5
Chemicals	—	—	0.4	0.7
Broadline Retail (1)	—	—	1.1	1.9
Specialty Retail	—	—	1.6	2.6
Trading Companies & Distributors	—	—	2.0	3.2
Total	100.0%	137.3%	100.0%	161.4%
(1)
Amount rounds to less than 0.1%.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The geographic composition of the Company’s investments at fair value was as follows:

Geographic	September 30, 2026	December 31, 2025
United States	96.5%	97.1%
Canada	2.4	2.0
United Kingdom	1.1	0.9
Total	100.0%	100.0%

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$1,183,927	$1,183,927	$—	$—	$1,468,487	$1,468,487
1st Lien/Last-Out Unitranche	—	—	24,420	24,420	—	—	29,474	29,474
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	2,526	2,526
Unsecured Debt	—	—	6,654	6,654	—	—	6,654	6,654
Preferred Stock	—	—	20,764	20,764	—	—	23,007	23,007
Common Stock	—	—	4,327	4,327	—	—	3,974	3,974
Warrants	—	—	333	333	—	—	223	223
Investments in Affiliated Money Market Fund	122,931	—	—	122,931	124,974	—	—	124,974
Total	$122,931	$—	$1,240,425	$1,363,356	$124,974	$—	$1,534,345	$1,659,319

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in First Lien/Senior Secured Debt is appropriate for valuing that specific debt investment but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of September 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,054,999	Discounted cash flows	Discount Rate	9.6% - 34.9%	13.3%
	$125,072	Comparable multiples	EV/EBITDA(6)	5.4x - 9.7x	8.4x
	$3,856	Comparable multiples	EV/Revenue	—	0.3x
1st Lien/Last-Out Unitranche	$24,420	Discounted cash flows	Discount Rate	—	12.8%
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	21.2%
Equity
Preferred Stock	$7,177	Comparable multiples	EV/EBITDA(6)	12.0x - 12.5x	12.0x
	$13,587	Comparable multiples	EV/Revenue	—	2.6x
Common Stock	$3,611	Comparable multiples	EV/EBITDA(6)	4.0x - 12.5x	11.2x
	$716	Comparable multiples	EV/Revenue	—	6.8x
Warrants	$333	Comparable multiples	EV/Revenue	—	2.6x
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$1,380,870	Discounted cash flows	Discount Rate	8.2% - 20.3%	11.1%
	$46,760	Comparable multiples	EV/EBITDA(6)	4.8x - 8.2x	7.6x
	$6,761	Comparable multiples	EV/Revenue	—	0.3x
	$12,300	Collateral analysis	Recovery Rate	—	75.3%
1st Lien/Last-Out Unitranche	$24,375	Discounted cash flows	Discount Rate	—	11.3%
	$5,099	Comparable multiples	EV/EBITDA(6)	—	8.7x
2nd Lien/Senior Secured Debt	$2,526	Comparable multiples	EV/EBITDA(6)	—	9.0x
Unsecured Debt	$6,654	Discounted cash flows	Discount Rate	—	14.7%
Equity
Preferred Stock	$7,132	Comparable multiples	EV/EBITDA(6)	13.0x - 20.0x	19.9x
	$15,875	Comparable multiples	EV/Revenue	—	3.9x
Common Stock	$3,250	Comparable multiples	EV/EBITDA(6)	3.5x - 13.0x	11.3x
	$724	Comparable multiples	EV/Revenue	—	7.3x
Warrants	$223	Comparable multiples	EV/Revenue	—	3.9x

(1)
As of September 30, 2026, included within Level 3 assets of $1,240,425 is an amount of $0 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $1,086,073 or 89.4% of Level 3 bank loans, corporate debt, and other debt obligations.
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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases in market comparable transactions or market multiples would result in an increase in the fair value.

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements (1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2026
1st Lien/Senior Secured Debt	$1,468,487	$47,232	$(622)	$(45,710)	$(291,063)	$5,603	$—	$—	$1,183,927	$(49,717)
1st Lien/Last-Out Unitranche	29,474	97	—	(5,169)	(46)	64	—	—	24,420	(5,169)
2nd Lien/Senior Secured Debt	2,526	—	—	(2,526)	—	—	—	—	—	(2,526)
Unsecured Debt	6,654	—	—	—	—	—	—	—	6,654	—
Preferred Stock	23,007	—	—	(2,243)	—	—	—	—	20,764	(2,243)
Common Stock	3,974	—	—	353	—	—	—	—	4,327	353
Warrants	223	—	—	110	—	—	—	—	333	110
Total assets	$1,534,345	$47,329	$(622)	$(55,185)	$(291,109)	$5,667	$—	$—	$1,240,425	$(59,192)
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$1,976,683	$62,480	$(9,212)	$(919)	$(480,334)	$7,487	—	$—	$1,556,185	$(9,259)
1st Lien/Last-Out Unitranche	22,642	7,837	—	(1,081)	—	59	—	—	29,457	(1,081)
2nd Lien/Senior Secured Debt	3,587	—	—	(733)	—	—	—	—	2,854	(733)
Unsecured Debt	14,969	—	—	158	(8,626)	153	—	—	6,654	95
Preferred Stock	34,482	—	4,951	(2,612)	(14,261)	—	—	—	22,560	888
Common Stock	18,475	2,755	(86)	(8,881)	(2,064)	—	—	—	10,199	(10,075)
Warrants	379	—	—	(189)	—	—	—	—	190	(189)
Total assets	$2,071,217	$73,072	$(4,347)	$(14,257)	$(505,285)	$7,699	$—	$—	$1,628,099	$(20,354)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3 are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, approximates its carrying value because the JPM Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 2, 2019, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 336% and 251%.

The Company’s outstanding debt was as follows:

	September 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
JPM Revolving Credit Facility(1)	$382,479	$—	$382,928	$627,354	$—	$627,892

(1)
Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $377,625 and in GBP of GBP 4,000. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $622,500 and in GBP of GBP 4,000.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2026 was 5.97% and for the year ended December 31, 2025 was 6.52%. The weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2026 was $516,585 and for the year ended December 31, 2025 was $790,456.

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility. JPMorgan Chase Bank, National Association (“JPM”) serves as administrative agent, U.S. Bank Trust Company, National Association serves as collateral agent and collateral administrator, U.S. Bank National Association serves as securities intermediary and the Company serves as portfolio manager under the JPM Revolving Credit Facility. The Company amended the JPM Revolving Credit Facility on numerous occasions between February 12, 2021 and September 24, 2026.

Borrowings under the JPM Revolving Credit Facility bear interest (at SPV’s election) at a per annum rate equal to (x) Term SOFR (or the applicable benchmark for loans denominated in non-U.S. Dollar currencies) plus a credit spread adjustment of 0.15% (or other listed offered rate, depending upon the currency of borrowing) in effect and, (y) to the extent Term SOFR is unavailable, a rate per annum equal to the greater of (i) the prime rate of JPM in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 0.50%, in each case, plus the applicable margin. The applicable margin is 2.05% per annum. SPV will also pay an administrative fee of 0.20% per annum on the average daily commitment until the maturity date. The JPM Revolving Credit Facility is a multicurrency facility. As of September 30, 2026, the total commitments under the JPM Revolving Credit Facility were $382,479. All amounts outstanding under the JPM Revolving Credit Facility must be repaid by January 15, 2027, the stated scheduled termination date of the JPM Revolving Credit Facility, subject to a six-month extension of the maturity date with the consent of the administrative agent at such time.

SPV’s obligations to the lenders under the JPM Revolving Credit Facility are secured by a first priority security interest in all of SPV’s portfolio of investments and cash. The obligations of SPV under the JPM Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the JPM Revolving Credit Facility is limited to the value of the Company’s investment in SPV.

In connection with the JPM Revolving Credit Facility, SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs or if the Company is no longer the portfolio manager of SPV. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolving Credit Facility immediately due and payable. As of September 30, 2026, the Company was in compliance with all of these covenants.

Costs of $15,324 were incurred in connection with obtaining the JPM Revolving Credit Facility, which have been recorded as deferred financing costs in the Consolidated Statements of Financial Condition and are being amortized over the life of the JPM Revolving Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $243 and $2,272.

The following table presents summary information regarding the JPM Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$6,131	$12,571	$23,074	$41,115
Facility fees	260	1,400	959	3,865
Amortization of financing costs	748	783	2,288	2,342
Total	$7,139	$14,754	$26,321	$47,322
Weighted average interest rate	6.01%	6.58%	5.97%	6.59%
Average outstanding balance	$404,913	$757,980	$516,585	$833,805

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$1,475,812	$132,823	91%	$1,475,812	$132,823	91%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances(1)
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
Abacus Data Holdings, Inc. (dba Clutch Intermediate Holdings)	$1,100	$1,100
Admiral Buyer, Inc. (dba Fidelity Payment Services)	2,881	2,881
AQ Helios Buyer, Inc. (dba SurePoint)	832	832
BSI3 Menu Buyer, Inc (dba Kydia)	641	1,603
Coding Solutions Acquisition, Inc. (dba CorroHealth)	1,187	1,187
Diligent Corporation	2,523	9,494
Everest Clinical Research Corporation (fka 1272775 B.C. LTD.)	1,160	1,160
Experity, Inc.	3,023	3,023
FS WhiteWater Borrower, LLC (fka Whitewater Holding Company LLC)	1,864	2,100
Gainsight, Inc.	5,182	5,182
GovDelivery Holdings, LLC (dba Granicus, Inc.)	1,645	1,645
GS AcquisitionCo, Inc. (dba Insightsoftware)	1	575
Honor HN Buyer, Inc	2,542	2,224
iCIMS, Inc.	1,023	1,358
IMO Investor Holdings, Inc. (fka Intelligent Medical Objects, Inc.)	1,396	1,396
NFM & J, L.P. (dba the Facilities Group)	1,460	1,685
Pacvue Intermediate LLC (fka Assembly Intermediate LLC)	3,991	3,991
Pluralsight, Inc.	7,663	7,663
Rodeo Buyer Company (dba Absorb Software)	3,065	3,065
Southeast Mechanical, LLC	1,700	1,700
SpendMend Holdings LLC	1,337	1,338
Summit Buyer, LLC (dba Classic Collision)	1,509	3,299
Sundance Group Holdings, Inc. (dba NetDocuments)	5,809	5,576
Superman Holdings, LLC (dba Foundation Software)	4,365	4,365
Sweep Purchaser LLC	2,521	3,361
VRC Companies, LLC (dba Vital Records Control)	858	858
WebPT, Inc.	1,900	276
Zarya HoldCo, Inc. (dba Eptura)	4,790	8,383
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	—	2,831
Elemica Parent, Inc.	—	31
ESO Solutions, Inc.	—	329
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	—	1,284
Riverpoint Medical, LLC	—	1,806
Streamland Media Midco LLC	—	275
USN Opco LLC (dba Global Nephrology Solutions)	—	2,812
Volt Bidco, Inc. (dba Power Factors)	—	3,593
Total 1st Lien/Senior Secured Debt	$67,968	$94,281
1st Lien/Last-Out Unitranche
EDB Parent, LLC (dba Enterprise DB)	$—	$214
Total 1st Lien/Last-Out Unitranche	$—	$214
Total	$67,968	$94,495

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the nine months ended September 30, 2026 and 2025.

Distributions

The following table reflects the distributions declared on the Company’s common Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2026
February 25, 2026	April 2, 2026	May 8, 2026	$2.72	(1)
May 6, 2026	July 2, 2026	August 7, 2026	$1.87
August 6, 2026	October 2, 2026	November 12, 2026 (2)	$1.57	(1)
For the Nine Months Ended September 30, 2025
February 26, 2025	April 2, 2025	May 7, 2025	$2.37
May 7, 2025	July 2, 2025	July 31, 2025	$5.79
August 6, 2025	October 2, 2025	November 4, 2025	$6.41	(3)

(1)
Return of capital distribution.
(2)
Payment date is anticipated to be on or about November 12, 2026.
(3)
$4.23 is considered a return of capital distribution.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in Members’ Capital from operations	$2,652	$16,298	$16,242	$65,033
Weighted average Units outstanding	13,854,750	13,854,750	13,854,750	13,854,750
Basic and diluted earnings (loss) per unit	$0.19	$1.18	$1.17	$4.70

Diluted earnings (loss) per Unit equal basic earnings (loss) per Unit because there were no common Unit equivalents outstanding during the period presented.

Goldman Sachs Private Middle Market Credit II LLC

Notes to the Consolidated Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
NAV, beginning of period	$68.62	$79.27
Net investment income	5.10	6.06
Net realized and unrealized gains (losses)(2)	(3.93)	(1.33)
(Provision) benefit for taxes on realized and unrealized gains (losses) on investments	—(3)	(0.03)
Net increase in Members’ Capital from operations(2)	$1.17	$4.70
Distributions recorded:
From net investment income	(1.87)	(8.16)
From return of capital	(2.72)	—
Total distributions recorded	(4.59)	(8.16)
Total increase (decrease) in Members’ Capital	$(3.42)	$(3.46)
NAV, end of period	$65.20	$75.81
Units outstanding, end of period	13,854,750	13,854,750
Weighted average units outstanding	13,854,750	13,854,750
Total return based on NAV(4)	1.71%	5.93%
Supplemental Data/Ratio:(5)
Members’ Capital, end of period	$903,267	$1,050,351
Ratio of expenses (without incentive fees and interest and other debt expenses) to average Members’ Capital	1.93%	1.87%
Ratio of interest and other debt expenses to average Members’ Capital	3.77%	5.73%
Ratio of incentive fees to average Members’ Capital	0.31%	1.04%
Ratio of total expenses to average Members’ Capital	6.01%	8.64%
Ratio of net investment income to average Members’ Capital	10.21%	10.52%
Portfolio turnover	2%	3%

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

11. SUBSEQUENT EVENTS

The Company will pay a distribution equal to an amount up to the Company's taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2019. From our commencement of investment operations on April 11, 2019 through September 30, 2026, we have originated approximately $4.45 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche debt, including last-out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Leverage

Goldman Sachs Private Middle Market Credit II SPV II LLC (“SPV”) has borrowed money under the revolving credit facility with JPMorgan Chase Bank, National Association (as amended, restated, supplemented or otherwise modified from time to time, the “JPM Revolving Credit Facility”), which has allowed us to lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 336% and 251%. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our Board of Directors of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,275.26	$1,183.94	$1,514.12	$1,468.49
First Lien/Last-Out Unitranche	30.94	24.42	30.82	29.48
Second Lien/Senior Secured Debt	3.79	—	3.79	2.53
Unsecured Debt	6.56	6.65	6.56	6.65
Preferred Stock	16.00	20.76	16.00	23.01
Common Stock	23.52	4.33	23.52	3.97
Warrants	1.67	0.33	1.67	0.22
Total investments	$1,357.74	$1,240.43	$1,596.48	$1,534.35

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and fair value, was as follows:

As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.1%	12.5%	9.8%	11.7%
First Lien/Last-Out Unitranche(2)(3)	9.6%	12.4%	9.4%	9.8%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Unsecured Debt(2)	—	—	—	—
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.8%	12.2%	9.5%	11.4%

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

As of September 30, 2026, the total portfolio weighted average yield measured at amortized cost and fair value was 8.8% and 12.2%, as compared to 9.5% and 11.4% as of December 31, 2025. Within First Lien/ Last-Out Unitranche, the increase in weighted average yield at fair value was primarily due to the mark down and decrease in coupon of EDB Parent, LLC (dba Enterprise DB).

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	50	56
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%	—%
Weighted average leverage (net debt/EBITDA)(3)	6.6x	6.0x
Weighted average interest coverage(3)	1.8x	1.9x
Median EBITDA(3)	$52.52 million	$56.84 million
Weighted average EBITDA(3)	$81.56 million	$81.28 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average EBITDA is weighted based on the fair value of our performing debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of September 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 9.3% and 15.7% of total debt investments at fair value.

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

	As of
	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	1,040.53	83.9%	1,366.02	89.0%
Grade 3	112.85	9.1%	129.86	8.5%
Grade 4	87.05	7.0%	38.46	2.5%
Total Investments	$1,240.43	100.0%	$1,534.34	100.0%

The increase in investments with a grade 4 investment performance rating was primarily driven by investments with an aggregate fair value of $60.29 million being downgraded from a grade 3 investment performance rating to a grade 4 investment performance rating due to financial underperformance, and was partially offset by an investment with a fair value of $12.30 million being upgraded from a grade 4 investment performance rating to a grade 2 investment performance rating due to partial repayment and improved financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$1,224.40	90.2%	$1,558.43	97.6%
Non-accrual	133.34	9.8%	38.05	2.4
Total Investments	$1,357.74	100.0%	$1,596.48	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$0.94	$0.82
Total	$0.94	$0.82
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$117.90	$122.22
First Lien/Last-Out Unitranche	0.05	—
Preferred Stock	—	14.26
Common Stock	—	2.06
Total	$117.95	$138.54
Net increase (decrease) in portfolio	$(117.01)	$(137.72)
Number of existing portfolio companies with new investment commitments	2	1
Total new investment commitment amount in existing portfolio companies	$0.94	$0.82
Weighted average remaining term for new investment commitments (in years)(2)	2.13	3.5
Percentage of new debt investment commitments at floating interest rates	—%	—%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	10.0%	9.8%
Weighted average yield on new investment commitments(5)	10.0%	9.8%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.2%	10.4%
Weighted average yield on investments sold or repaid(7)	9.2%	9.2%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, exclude unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Total investment income	$33.96	$49.29	$113.26	$158.19
Net expenses	(11.76)	(22.63)	(42.65)	(74.20)
Net investment income	22.20	26.66	70.61	83.99
Net realized gain (loss) on investments	(0.58)	4.87	(0.62)	(4.35)
Net unrealized appreciation (depreciation) on investments	(18.97)	(15.29)	(55.19)	(14.35)
Net realized and unrealized gains (losses) on foreign currency translations and other transactions	—	0.12	1.41	0.17
Income tax (provision) benefit, realized and unrealized gain/loss	—	(0.06)	0.03	(0.43)
Net increase (decrease) in members’ capital from operations	$2.65	$16.30	$16.24	$65.03

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest income	$27.79	$42.56	$93.05	$137.45
Payment-in-kind income	5.09	5.09	16.43	16.47
Dividend income	0.79	1.26	2.89	3.22
Other income	0.29	0.38	0.89	1.05
Total investment income	$33.96	$49.29	$113.26	$158.19

In the table above:

•
Interest income from investments decreased from $42.56 million and $137.45 million for the three and nine months ended September 30, 2025 to $27.79 million and $93.05 million for the three and nine months ended September 30, 2026. The decrease was primarily due to a reduction in the size of our portfolio. The amortized cost of our portfolio decreased from $1,695.46 million as of September 30, 2025 to $1,357.74 million as of September 30, 2026.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest and other debt expenses	$7.14	$14.75	$26.32	$47.32
Management fees	3.41	4.02	10.43	12.34
Incentive fees	0.47	2.88	2.87	11.48
Professional fees	0.32	0.34	1.34	1.16
Directors’ fees	0.05	0.09	0.19	0.23
Other general and administrative expenses	0.37	0.55	1.50	1.67
Total expenses	$11.76	$22.63	$42.65	$74.20

In the table above:

•
Interest and other debt expenses decreased from $14.75 million and $47.32 million for the three and nine months ended September 30, 2025 to $7.14 million and $26.32 million for the three and nine months ended September 30, 2026. The decrease was primarily driven by the decrease in weighted average daily borrowings from $757.98 million and $833.81 million for the three and nine months ended September 30, 2025 to $404.91 million and $516.59 million for the three and nine months ended September 30, 2026.
•
Incentive Fees decreased from $2.88 million and $11.48 million for the three and nine months ended September 30, 2025 to $0.47 million and $2.87 million for the three and nine months ended September 30, 2026. The decrease was primarily driven by the decrease in results of operations before incentive fees from $19.17 million and $76.51 million for the three and nine months ended September 30, 2025 to $3.12 million and $19.11 million for the three and nine months ended September 30, 2026.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
3SI Security Systems, Inc.	$(0.58)	$—	$(0.58)	$—
Lobos Parent, Inc. (dba NeoGov)	—	4.95	—	4.95
Streamland Media Midco LLC	—	—	—	(8.88)
Other, net	—	(0.08)	(0.04)	(0.09)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	—	—	(0.33)
Net realized gain (loss) on investments	$(0.58)	$4.87	$(0.62)	$(4.35)

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

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Unrealized appreciation	$3.75	$5.20	$6.59	$15.77
Unrealized depreciation	(22.72)	(20.49)	(61.78)	(30.12)
Net change in unrealized appreciation (depreciation) on investments	$(18.97)	$(15.29)	$(55.19)	$(14.35)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
	($ in millions)
Portfolio Company:
One GI LLC	$1.32	$(5.12)
Heartland Home Services, Inc. (fka Helios Buyer, Inc.)	0.90	0.99
Volt Bidco, Inc. (dba Power Factors)	—	3.75
CloudBees, Inc.	(0.54)	(2.44)
GS AcquisitionCo, Inc. (dba Insightsoftware)	(0.69)	(2.32)
Sweep Midco LLC	(1.02)	(2.53)
Diligent Corporation	(1.05)	(1.30)
MedeAnalytics Parent, Inc.	(1.33)	(2.91)
Pluralsight, Inc.	(1.41)	(13.89)
MerchantWise Solutions, LLC (dba HungerRush)	(1.42)	(4.03)
WebPT, Inc.	(1.69)	(1.83)
DECA Dental Holdings LLC	(2.12)	(2.71)
Other, net (1)	(3.02)	(11.81)
Streamland Media Midco LLC	(6.90)	(9.04)
Total	$(18.97)	$(55.19)

(1)
Includes gross unrealized appreciation of $1.53 million and $1.85 million, and gross unrealized depreciation of $(4.55) million and $(13.66) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended September 30, 2026 was primarily driven by the increase in unrealized depreciation on Streamland Media Midco LLC and DECA Dental Holdings LLC due to financial underperformance.

Net change in unrealized appreciation (depreciation) in our investments for the nine months ended September 30, 2026 was primarily driven by widening of market spreads during the period and the financial underperformance of certain portfolio companies, most notably Pluralsight, Inc., Streamland Media Midco LLC and One GI LLC. The increase in unrealized depreciation was partially offset by the reversal of unrealized depreciation on Volt Bidco, Inc. (dba Power Factors) given first lien debt repayment.

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	($ in millions)
Portfolio Company:
Total Vision Holdings, LLC	$1.93	$1.19
Total Vision LLC	1.73	1.34
Argos Health Holdings, Inc	0.42	0.49
BCPE HIPH Parent, Inc. (dba Harrington Industrial Plastics)	0.33	(0.43)
Chess.com, LLC (fka Checkmate Finance Merger Sub, LLC)	0.19	0.14
BSI3 Menu Buyer, Inc (dba Kydia)	(0.04)	1.39
Thrasio, LLC	(0.08)	(2.93)
Clearcourse Partnership Acquireco Finance Limited	(0.31)	0.88
Volt Bidco, Inc. (dba Power Factors)	(0.66)	(2.56)
One GI LLC	(1.48)	(1.59)
Streamland Media Midco LLC	(1.49)	5.63
Streamland Media Holdings LLC	(2.25)	(2.76)
Lobos Parent, Inc. (dba NeoGov)	(4.18)	(3.50)
Other, net (1)	(4.68)	(4.95)
Pluralsight, Inc.	(4.72)	(6.69)
Total	$(15.29)	$(14.35)

(1)
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

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities, in addition to our JPM Revolving Credit Facility, or issue other senior securities. We would expect that any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 336% and 251%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

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

	September 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$1,475.81	$132.82	91%	$1,475.81	$132.82	91%

We did not issue a capital drawdown for the nine months ended September 30, 2026 and 2025.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Advisory Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable. Generally, either party may terminate the Investment Advisory Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2026:

	Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Revolving Credit Facility(1)	$382.93	$382.93	$—	$—	$—

(1)
We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, we had outstanding borrowings denominated in USD of $377.63 million and in Great British Pounds (“GBP”) of GBP 4.00 million.

JPM Revolving Credit Facility

On September 24, 2020, SPV entered into the JPM Revolving Credit Facility, which, as of September 30, 2026, had total commitments of $382.48 million.

For further details, see Note 6 “Debt – JPM Revolving Credit Facility” to our consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$67.97	$94.29
First Lien/Last-Out Unitranche	—	0.21
Total	$67.97	$94.50

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into;

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

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations in the consolidated financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period October 1, 2026 through December 31, 2026, payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the JPM Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2026 and December 31, 2025 Consolidated Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure. The table is not impacted by investments that are non-income producing, investments that are on non-accrual status, and assets and liabilities that are non-interest rate sensitive. Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2026 and December 31, 2025, it does not adjust for potential changes in credit markets or the credit quality of our investments that could affect net income. Changes in interest rate risk exposure are primarily driven by changes in the size and composition of our investment portfolio and borrowing structure, as well as changes in the reference rates applicable to our performing debt investments (excluding investments on non-accrual status).

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	$27.92	$(10.69)	$17.23	$35.76	$(14.39)	$21.37
Up 200 basis points	18.61	(7.13)	11.48	23.84	(9.59)	14.25
Up 100 basis points	9.31	(3.56)	5.75	11.92	(4.80)	7.12
Up 75 basis points	6.98	(2.67)	4.31	8.94	(3.60)	5.34
Up 50 basis points	4.65	(1.78)	2.87	5.96	(2.40)	3.56
Up 25 basis points	2.33	(0.89)	1.44	2.98	(1.20)	1.78
Down 25 basis points	(2.33)	0.89	(1.44)	(2.98)	1.20	(1.78)
Down 50 basis points	(4.65)	1.78	(2.87)	(5.96)	2.40	(3.56)
Down 75 basis points	(6.98)	2.67	(4.31)	(8.94)	3.60	(5.34)
Down 100 basis points	(9.31)	3.56	(5.75)	(11.92)	4.80	(7.12)
Down 200 basis points	(18.61)	7.13	(11.48)	(23.84)	9.59	(14.25)
Down 300 basis points	(27.85)	10.69	(17.16)	(32.60)	14.39	(18.21)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 24, 2026, by and among SPV, as borrower, the Company, as its portfolio manager, JPMorgan Chase Bank, National Association as lender and administrative agent for the lenders thereunder, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 814-01307), filed on September 30, 2026).

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

GOLDMAN SACHS PRIVATE MIDDLE MARKET CREDIT II LLC

Date: November 10, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)